Form 10QSB
period 1995-06-30
BIKERS DREAM INC
filed 1995-08-18
CIK 805907

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                             ----------------------

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995.


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to               .
                                           ------------    -------------


                          Commission File No. 0-15501

                               BIKERS DREAM, INC.
             (Exact name of Registrant as specified in its charter)



             California                                33-0140149
 -------------------------------                  ---------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)



                1420 Village Way, Santa Ana, California  92705
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (714) 835-8464
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)





Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        --------    ----------

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                               BIKERS DREAM, INC.

                                 BALANCE SHEET



                                     ASSETS


                                                                         JUNE 30,             DECEMBER 31,
                                                                           1995                   1994
                                                                         --------             ------------
                                                                       (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                           $   234,228              $    18,136
   Accounts receivable                                                     117,643                   98,014
   Inventories                                                           1,211,125                  701,301
   Note receivable from stockholder                                            ---                   24,616
   Employee advances                                                        15,844                    1,870
   Prepaid expenses                                                         58,329                   58,426
   Current portion note receivable                                           7,560                      ---
                                                                       -----------              -----------

Total current assets                                                     1,644,729                  920,363

PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation and
   amortization of $61,721 and $28,082                                     429,837                  114,282

DEFERRED TAX ASSET                                                             ---                   64,785

NOTE RECEIVABLE, less current portion                                       11,389                      ---

DEPOSITS                                                                    29,170                   37,219
                                                                       -----------              -----------

                                                                       $ 2,115,125              $ 1,118,649
                                                                       ===========              ===========

            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                                 BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         JUNE 30,             DECEMBER 31,
                                                                           1995                   1994
                                                                       ------------           ------------
                                                                       (UNAUDITED)
CURRENT LIABILITIES
   Accounts payable                                                    $   197,178              $     5,116
   Other accrued expenses                                                  313,942                  125,748
   Current portion of long-term debt                                       666,359                    1,230
   Notes payable                                                               ---                  521,000
                                                                       -----------              -----------

   Total current liabilities                                             1,177,479                  653,094

DEFERRED RENT                                                               82,624                   73,504

DEFERRED TAX LIABILITY                                                       3,425                    5,859

LONG-TERM DEBT, less current portion                                        93,943                   72,324
                                                                       -----------              -----------

                                                                         1,357,471                  804,781
                                                                       -----------              -----------


STOCKHOLDERS' EQUITY
   Common stock, no par value;
     25,000,000 and 1,000,000 shares
     authorized at June 30, 1995 and
     December 31, 1994, respectively;
   4,700,000 and 658,013 shares issued
     and outstanding at June 30, 1995
     and December 31, 1994, respectively                                   448,990                  448,990
   Additional paid-in-capital                                            1,340,565                      ---
   Accumulated deficit                                                  (1,031,901)                (135,122)
                                                                       -----------              ------------

Total stockholders' equity                                                 757,654                  313,868
                                                                       -----------              -----------

                                                                       $ 2,115,125              $ 1,118,649
                                                                       ===========              ===========




            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                                       FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                   ENDED JUNE 30,
                                                        1995           1994            1995            1994
                                                      --------       --------        --------         -------
NET SALES                                            $1,820,650      $1,255,108     $3,246,266     $1,878,290

COST OF GOODS SOLD                                    1,485,713         871,085      2,504,869      1,356,753
                                                     ----------      ----------     ----------     ----------

GROSS PROFIT                                            334,937         384,023        741,397        521,537
                                                     ----------      ----------     ----------     ----------


OTHER (INCOME) AND EXPENSES
   Selling, general and administrative
   expenses                                             999,042         246,994      1,553,629        419,205
   Depreciation and amortization                         25,823           6,238         33,639         12,476
   Interest (income) expense                                (57)            995           (153)         6,127
   Franchise income                                      (6,500)            ---         (8,500)       (15,000 )
   Other expense (income)                                 3,668             ---         (3,590)           ---
                                                     ----------      ----------     -----------    ----------

                                                      1,021,976         254,227      1,575,025        422,808
                                                     ----------      ----------     ----------     ----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                    (687,039)        129,796       (833,628)        98,729

PROVISION FOR INCOME TAXES                              104,804          39,150         63,151         31,050
                                                     ----------      ----------     ----------     ----------

NET INCOME (LOSS)                                    $ (791,843)     $   90,646     $ (896,779)    $   67,679
                                                     ==========      ==========     ==========     ==========

NET INCOME (LOSS), per common share                 $     (0.17)     $     0.14     $    (0.19)    $     0.10
                                                     ==========      ==========     ==========     ==========





            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                   FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                                 1995              1994
                                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $ (896,779)       $  67,679
                                                                                -----------       ---------
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities
       Deferred income taxes                                                        62,351           26,450
       Depreciation and amortization                                                33,639           12,476
   Change in assets and liabilities
     Increase in accounts receivable                                               (19,629)         (94,468)
     Increase in inventories                                                      (509,824)        (299,582)
     Decrease in deposits                                                            8,049              ---
     Decrease in prepaid expenses                                                      100              ---
     Increase in employee advances                                                 (13,974)             ---
     Increase in accounts payable                                                  192,052          108,484
     Increase in deferred rent                                                       9,120              ---
     Increase in other accrued expenses                                            188,191           67,755
     Increase in income taxes payable                                                  ---            3,800
                                                                                ----------        ---------

       Total adjustments                                                           (49,925)        (175,085)
                                                                                -----------       ----------

       Net cash used in operating activities                                      (946,704)        (107,406)
                                                                                -----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of fixed assets                                          (349,184)          (6,577)
                                                                                -----------       ----------

       Net cash used in investing activities                                      (349,184)          (6,577)
                                                                                -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances received on employee note receivable                                   (18,949)             ---
   Principal payments made on long-term debt                                       (40,055)         (9,805)
   Proceeds from issuance of common stock                                          840,565              ---
   Payments received on note receivable from stockholder                            24,616              ---
   Proceeds from issuance of long-term debt                                        705,803          265,690
                                                                                ----------        ---------

       Net cash provided by financing activities                                 1,511,980          255,885
                                                                                ----------        ---------

            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                                  (UNAUDITED)

                                                                               FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                             1995             1994
                                                                           --------         --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                             216,092            141,902

CASH AND CASH EQUIVALENTS (DEFICIT),
   beginning of period                                                      18,136            (41,922)
                                                                          --------           ---------

CASH AND CASH EQUIVALENTS,
   end of period                                                          $234,228           $ 99,980
                                                                          ========           ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITY:
     A note payable in the amount of $500,000 was converted to stock at March 31, 1995.





            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1 - GENERAL

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the three months and six months ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2 - THE COMPANY

         The Company, which was formerly known as HDL Communications, was engaged in the publishing business until June, 1989 when it discontinued operations. The Company remained inactive until March 13, 1995, when it acquired all of the outstanding stock of Bikers Dream, Inc., a California corporation engaged in sales and service of used Harley-Davidson motorcycles and in retail sales of aftermarket accessories and parts for Harley-Davidson motorcycles. Prior to its acquisition of Bikers Dream, Inc., the Company effected a I for 1,363.341473 reverse split of its outstanding common stock. After the acquisition, Bikers Dream, Inc. was merged into HDL Communications and HDL Communications changed its name to Bikers Dream, Inc., and the substance of the transaction was a recapitalization by Bikers Dream, Inc. in exchange of Bikers Dream's shares for HDL shares.

NOTE 3 - INVENTORIES

         Inventories are valued using a cost method which approximates at the first-in, first-out (FIFO) method at the lower of cost or market.

                                                                         JUNE 30,             DECEMBER 31,
                                                                          1995                    1994
                                                                       -----------             ----------
                                                                       (UNAUDITED)
   Finished goods                                                       $1,211,125              $701,301
                                                                        ==========              ========


NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment, at cost, consists of the following:

                                                                         JUNE 30,             DECEMBER 31,
                                                                          1995                    1994
                                                                       -----------             ----------
                                                                       (UNAUDITED)
   Furniture and fixtures                                              $  55,150               $   31,012
   Equipment                                                              41,915                   29,756
   Computers                                                             171,680                   29,493
   Leasehold improvements                                                190,450                   22,255
   Phone system                                                            9,069                    6,554
   Displays                                                               23,294                   23,294
                                                                       ---------               ----------

   Less: accumulated depreciation and
   amortization                                                          (61,721)                 (28,082)
                                                                       ----------              ----------

                                                                       $ 429,837               $  114,282
                                                                       =========               ==========


NOTE 5 - NOTE RECEIVABLE FROM STOCKHOLDER

                                                                         JUNE 30,             DECEMBER 31,
                                                                          1995                    1994
                                                                       -----------             ----------
                                                                       (UNAUDITED)
   The Company had a note receivable from its
   majority stockholder that was non-interest
   bearing and was payable on demand.                                  $       ---             $  24,616
                                                                       ===========             =========

NOTE 6 - NOTE RECEIVABLE

                                                                         JUNE 30,             DECEMBER 31,
                                                                          1995                    1994
                                                                       -----------             ----------
                                                                       (UNAUDITED)
   The Company has a note receivable from an
   employee that is non-interest bearing and
   is payable in semi-monthly installments
   of $315.                                                            $    18,949              $    ---

   Less: current portion                                                   (7,560)                   ---
                                                                       -----------              --------

                                                                       $    11,389              $    ---
                                                                       ===========              ========


NOTE 7 - LONG-TERM DEBT

   Long-term debt consists of the following at June 30, 1995 and December 31, 1994:

                                                                         JUNE 30,             DECEMBER 31,
                                                                          1995                    1994
                                                                       -----------             ----------
                                                                       (UNAUDITED)
   Note payable to lender in monthly installments
   of $492 including principal and interest at
   7.5%, matures January 2023.  Monthly
   installments are subject to change every
   six months.                                                          $   54,499               $ 73,554

   Convertible notes payable to various lenders
   under a Note Agreement dated June 19, 1995,
   accruing interest at a rate of 8% per annum,
   principal and accrued interest due and payable
   one year after the date of each note through
   June 1996.  The notes may, at the option of
   the holders, be converted into shares of
   common stock of the Company pursuant to and
   in accordance with the terms of the Note
   Agreement.                                                              625,000                   ---

   Capitalized lease obligation payable to a
   finance company, collateralized by certain
   computer equipment, requiring principal and
   interest payments of $2,272 per month, with
   interest accruing at 20% per annum through
   May 2000.                                                                80,803                      ---
                                                                      ------------            -------------

                                                                           760,302                   73,554
   Less: current portion                                                  (666,359)                  (1,230)
                                                                      -------------           --------------

                                                                      $     93,943            $      72,324
                                                                      ============            =============


NOTE 8 - NOTES PAYABLE

   The notes payable consist of the following at June 30, 1995 and December 31, 1994:

                                                                         JUNE 30,             DECEMBER 31,
                                                                          1995                    1994
                                                                       -----------             ----------
                                                                       (UNAUDITED)
   Note payable to related party, HDL
   Communications, Inc. accruing interest
   at 1% plus the prime rate on $200,000
   of the unpaid principal balance, principal
   plus any accrued interest due March 1995,
   collateralized by all assets of the Company.
   This note was converted to 333,333 shares
   of common stock in March 1995.                                        $     ---              $500,000

   Note payable to lender, accruing no interest,
   due on demand.  This note was paid off in
   February 1995.                                                              ---                21,000
                                                                        ----------              --------

                                                                        $      ---              $521,000
                                                                        ==========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                 Bikers Dream, Inc. incorporated in California in December of 1991, sells used Harley-Davidson motorcycles ("Harleys") and aftermarket parts, accessories and related apparel to Harley enthusiasts. Until late 1993, the business operated in a facility of approximately 2,400 square feet in Huntington Beach, California. In December, 1993, the Company opened its first Superstore, a 12,000 square foot facility located in an up-scale commercial center in Santa Ana, California. The Company's second Superstore, a 10,000 square foot facility, was opened on April 8, 1995 in Dallas, Texas. The third Company-owned Superstore, a 10,500 square foot facility, was opened on July 28, 1995, in Tampa Bay, Florida.

                 In addition to retail sales at its Superstores, aftermarket parts, accessories and related apparel are sold through the Company's 100 page full color mail order catalogue. The Company plans to publish its second catalogue in late 1995 which is expected to be three times the size of its first such endeavor.

                 The Company is also in the process of establishing a network of franchised Bikers Dream stores, 10 of which have been sold to date. The Company's franchise sales activities were suspended during the second quarter of 1995 pending receipt of required Federal Trade Commission (FTC) and state regulatory approval. The Company has been advised by its special franchise law counsel that prior sales of most, if not all of its franchises were not made in compliance with FTC and applicable state franchise laws and regulations. The Company, through its wholly owned subsidiary, Bikers Dream International, Inc., received approval to sell franchises in all FTC states on July 11, 1995 as well as several other franchise registration states, and has commenced the sales of franchises in those states. No previously sold franchises were rescinded during the second quarter. Franchisees who do not elect to rescind their franchise agreement within a specified period of time after receipt of notice from the Company will be deemed to have waived their rights with respect to any prior violation by the Company of any FTC or applicable state franchise laws and regulations. There can be no assurance as to the number of franchisees, if any, who elect not to rescind their franchise agreements.

                 Three of the previously sold franchises commenced operations during the second quarter of this year, bringing the total number of opened and operating franchises to six as of June 30, 1995.

                 The Company's objective is to become the market leader in sales of used Harleys and aftermarket parts, accessories and related apparel in the United States. The Company's strategy for growth includes (i) targeting the opening of one more Company-owned Superstore in 1995, four additional Superstores in 1996 and two additional Superstores in 1997, (ii) selling and opening 12 new franchises in 1995 and 16 per year beginning in 1996 to a total of 79 franchised stores by year-end 1999, (iii) opening, staffing and stocking a central warehouse in 1995 to replenish inventories of Superstores and franchised stores and fill mail-order catalogue orders and (iv) publishing and distributing a new 300 page color mail-order catalogue.

RESULTS OF OPERATIONS

The following table sets forth for the period indicated the income and expense items.

                                               For the Three Months                 For the Six Months
                                                  Ended June 30,                      Ended June 30,
                                               --------------------                 -------------------
                                             1995                  1994             1995            1994
                                             ----                  ----             ----            ----
Net Sales                                  $ 1,820,650        $ 1,255,108        $ 3,246,266      $ 1,878,290

Cost of goods sold                           1,485,713            871,085          2,504,869        1,356,753
                                           -----------        -----------        -----------      -----------

Gross Profit                                   334,937            384,023            741,397          521,537
                                           -----------        -----------        -----------      -----------

Other expenses (income)

         Selling, general &                    999,042            246,994          1,553,629          419,205
         administrative

         Depreciation and                       25,823              6,238             33,639           12,476
         amortization

         Interest (income)                        (57)                995              (153)            6,127
         expense

         Franchise income                      (6,500)                ---            (8,500)         (15,000)

         Other expense (income)                  3,668                ---            (3,590)              ---
                                            ----------         ----------        -----------      -----------

                                             1,021,976            254,227          1,575,025          422,808
                                            ----------         ----------        -----------      -----------

Income (Loss) before                         (687,039)            129,796          (833,628)           98,729
provision for income taxes

Provision for income taxes                     104,804             39,150             63,151           31,050
                                            ----------         ----------        -----------      -----------

Net Income (Loss)                          $ (791,843)         $   90,646       $  (896,779)      $    67,679
                                           ===========         ==========       ============      ===========



COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994:

                 Net sales for the second quarter ended June 30, 1995 were $1,820,650, an increase of $565,542 or 45.1% from the second quarter ended June 30, 1994. The increase in net sales is primarily due to the opening of the Company's second Superstore in Dallas, Texas, increased sales in the Company-owned Superstore in Santa Ana, California, and sales of parts and accessories to opened and operating franchises.

                 Comparable store sales increased 30.9% over the same period of the prior year. This increase in sales was due to increased sales of used motorcycles as previously mentioned, as authorization to sell used motorcycles was not received from the California Department of Motor Vehicles until late March, 1994.

                 Net sales for the six months ended June 30, 1995 were $3,246,266 an increase of $1,367,976 or 72.8% over the same period ended June 30, 1994. The increase in net sales is due to the same reasons outlined above for the second quarter results, plus the move in late 1993 into the Santa Ana Superstore.

                 Total gross profit for the second quarter ended June 30, 1995 was $334,937, a decrease of $49,086, or 12.8% from the second quarter of 1994. The decrease in gross profit is due to: 1) a higher mix of lower margin products such as used motorcycles, 2) initial establishment of reserves for inventory shrinkage, and obsolescence, and 3) the result an adjustment to the perpetual inventory records as a result of implementing a cycle count procedure during the second quarter in the Company's Santa Ana Superstore. The latter two items account for approximately 10 percentage points of the gross profit rate erosion which occurred between the two quarters. As a result of this inventory adjustment, the Company initiated a physical inventory of the Santa Ana Superstore in mid August. This physical inventory highlighted the need for management to thoroughly review all inventory movement transactions and their effects on the general ledger, and immediately take action to modify or change those procedures which effect the accuracy of the financial statements. This has also prompted management to accelerate it's plans to replace the current point of sale and perpetual inventory systems with the integrated financial systems package which was purchased during the second quarter of this year. Management has not modified the financial statements for the quarter ended June 30, 1995 as a result of the physical inventory, and believes that the current financial statements conservatively reflect the results of operations and inventory balances as of June 30, 1995.

                 Gross profit for the first half of 1995 was $741,397, an increase of $219,860 or 42.2% over the same period in 1994. The gross profit rate for the first six months of 1995 was 22.8% as compared to 27.8% for the same period last year. The change in gross profit rate was caused mainly by the mix changes and the inventory reserves which relate to the second quarter 1995 activities mentioned previously. The inventory reserve and cycle count policy change reduced the gross profit rate by 6 percentage points for the six month period ended June 30, 1995.

                 Selling, general and administrative expenses were $999,042 for the second quarter ended June 30, 1995 which represents an increase of $752,048 or 304.5% from the comparable period for the prior year. The increase is due to higher costs associated with: 1) the opening of the second Superstore located in Texas; 2) accounting and legal fees relating to filings with the SEC to register the Company's newly issued shares in conjunction with its reverse acquisition of HDL Communications on March 13, 1995, 3) legal fees relating to the re- registration and approval for the Company to continue selling franchises throughout the United States, 4) the establishment of an in-house accounting function which was previously performed by an outside service bureau, and 5) an increase in the number of employees to support the third Company-owned Superstore that opened in the third quarter of 1995.

         Selling, general and administrative expenses were $1,553,629 for the first six months of 1995, an increase of $1,134,424 or 270.6% over the same period in 1994. The increase was due to the same reasons as outlined above for the second quarter 1995, plus additional costs associated with a publicly traded company which commenced in March, 1995 following the reverse acquisition of HDL Communications.

         Depreciation and amortization expense was $25,823 and $6,238 for the second quarter ended June 30, 1995 and 1994, respectively. The increase of $19,585 or 314.0% is due almost entirely to the acquisition of new equipment and leasehold improvements to support the new Company- owned Dallas Superstore, and the newly acquired computer and software required to operate the in-house accounting system.

                 Depreciation and amortization expense was $33,639 for the first six months ended June 30, 1995. This increase of $21,163 or 169.6% from the same period last year was due to the same items previously discussed in the results for the second quarter ended June 30, 1995.

                 The provision for income taxes was $104,804 for the quarter ended June 30, 1995 as compared to $39,150 for the same period last year. The provision for income taxes in the second quarter ended June 30, 1995 results from the Company's decision to fully reserve the previously recognized Deferred Tax Asset related to its net operating loss carry forwards. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time. The major underlying reason which led to this conclusion is the uncertainty of the Company's ability to raise sufficient debt and equity capital necessary to expand the number of Company-owned Superstores and absorb the corporate overhead structure costs.

                 The income tax provision for the first half of 1995 was $63,151, an increase of $32,101 or 103.4% over the same period in 1994. This increase results from the Company's decision to fully reserve for the Deferred Tax Asset as previously discussed.

                 The net loss for the quarter ended June 30, 1995 was $791,843 as compared to a net profit of $90,646 for the quarter ended June 30, 1994.
The loss for the second quarter 1995 was due to the continued investment by the Company to grow the business through the opening of new Superstores in various parts of the U.S. as well as the costs associated with the reverse acquisition of HDL Communications in March, 1995 and becoming a publicly traded company, and the write off of the Deferred Tax Asset.

                 The net loss for the first six months ended June 30, 1995 was $896,779 versus a profit of $67,679 for the same period in 1994. The loss for the first half of 1995 is due to continued investment by the Company to grow the number of Superstores and franchises as identified in previous commentary on the second quarter ended June 30, 1995, and the Company's decision to fully reserve for the Deferred Tax Asset.

                 While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future. The Company expects to mitigate inflationary increases through securing additional purchase volume discounts as net sales increase through the opening of future Superstores and franchises.

LIQUIDITY AND CAPITAL RESOURCES

                 To date, the Company has relied upon equity capital to sustain its present growth. In connection with the Company's reverse acquisition of HDL Communications on March 13, 1995, the Company received $1.4 million from the private placement of common stock.

                 The Company intends to finance future expansion through a combination of equity and debt financing. The Company is aggressively pursuing various alternatives to obtain either debt or equity capital to continue its growth. Although the Company received $1,225,000 from the private placement of its convertible promissory notes in June and July, 1995, such amount was less than anticipated and is not sufficient to fund all future planned expansion. The Company cannot, therefore, project its success of future endeavors with a high degree of accuracy nor can it project the related impact on the business of not securing appropriate levels of financing.




                          PART II - OTHER INFORMATION


ITEM 6(a).       REPORTS ON FORM 8-K.

                 On May 24, 1995, the Company filed a Form 8-K/A amendment to its Form 8-K dated March 13, 1995, which amendment includes the audited financial statements of Bikers Dream, Inc. for the fiscal years ended December 31, 1993 and 1994 and the unaudited financial statements of Bikers Dream, Inc. as of March 31, 1995 and the three months then ended.

      (b)         EXHIBITS

                  Exhibit 27  Financial Data Schedule

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         BIKERS DREAM, INC.


Date: August 18, 1995                                    By:   /s/ Dennis Campbell
                                                              -----------------------------
                                                              Dennis Campbell, President



                                                         By:   /s/ William R. Gresher
                                                              -----------------------------
                                                              William R. Gresher,
                                                              Vice President and
                                                              Chief Financial Officer