Form 10QSB
period 1995-09-30
BIKERS DREAM INC
filed 1995-11-13
CIK 805907

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                             _____________________

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995.


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the transition period from ____________ to ______________.


                          Commission File No. 0-15501



                               BIKERS DREAM, INC.
             (Exact name of Registrant as specified in its charter)



          California                                          33-0140149
 -------------------------------                          ------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


          1420 Village Way, Santa Ana, California           92705
         -----------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)


                                (714) 835-8464
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)





Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of September 30, 1995, there were 5,535,920 shares of common stock outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                               BIKERS DREAM, INC.

                                 BALANCE SHEET



                                     ASSETS


                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           1995                      1994
                                                                       -------------             ------------
                                                                       (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                            $  195,323               $   18,136
   Accounts receivable                                                     245,944                   98,014
   Inventories                                                           1,761,355                  701,301
   Note receivable from stockholder                                            ---                   24,616
   Employee advances                                                           610                    1,870
   Prepaid expenses                                                        121,182                   58,426
   Current portion of note receivable                                        7,560                      ---
                                                                        ----------               ----------

Total current assets                                                     2,331,974                  902,363

PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation and
   amortization of $86,946 and $28,082                                     565,144                  114,282

DEFERRED TAX ASSET                                                             ---                   64,785

NOTE RECEIVABLE, less current portion                                        8,554                      ---
GOODWILL                                                                   238,266
DEPOSITS                                                                    49,930                   37,219
                                                                        ----------               ----------

                                                                        $3,193,868               $1,118,649
                                                                        ==========               ==========

            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                                 BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           1995                     1994
                                                                       ------------              ------------
                                                                       (UNAUDITED)
CURRENT LIABILITIES
   Accounts payable                                                    $   359,283               $    5,116
   Other accrued expenses                                                  361,377                  125,748
   Current portion of long-term debt                                        11,739                    1,230
   Notes payable                                                           250,000                  521,000
   Notes payable to stockholder                                            104,000                      ---
                                                                       -----------               ----------

   Total current liabilities                                             1,086,399                  653,094

DEFERRED RENT                                                               76,412                   73,504

DEFERRED TAX LIABILITY                                                       3,425                    5,859

LONG-TERM DEBT, less current portion                                        70,191                   72,324
                                                                       -----------               ----------

                                                                         1,236,427                  804,781
                                                                       -----------               ----------


STOCKHOLDERS' EQUITY
   Common stock, no par value;
     25,000,000 and 1,000,000 shares
     authorized at September 30, 1995 and
     December 31, 1994, respectively;
     5,535,920 and 658,013 shares issued
     and outstanding at September 30, 1995
     and December 31, 1994, respectively                                 3,260,179                  448,990
   Accumulated deficit                                                  (1,302,738)                (135,122)
                                                                       -----------               ----------

Total stockholders' equity                                               1,957,441                  313,868
                                                                       -----------               ----------

                                                                       $ 3,193,868               $1,118,649
                                                                       ===========               ==========


            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                                       FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                     --------------------------     --------------------------
                                                        1995           1994            1995            1994
                                                     ----------      ----------     -----------     ----------
NET SALES                                            $2,121,538      $1,271,860     $ 5,367,804     $3,150,150

COST OF GOODS SOLD                                    1,463,028       1,002,647       3,967,897      2,359,400
                                                     ----------      ----------     -----------     ----------

GROSS PROFIT                                            658,510         269,213       1,399,907        790,750
                                                     ----------      ----------     -----------     ----------


OTHER (INCOME) AND EXPENSES
   Selling, general and administrative
    expenses                                            942,029         376,348       2,495,658        795,553
   Depreciation and amortization                         25,225           7,757          58,864         20,233
   Interest (income) expense                             19,030          (6,279)         18,877           (152)
   Franchise income                                     (63,774)        (38,500)        (72,274)       (53,500)
   Other expense (income)                                 6,840             ---           3,250            ---
                                                     ----------      ----------     -----------     ----------

                                                        929,350         339,326       2,504,375        762,134
                                                     ----------      ----------     -----------     ----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                    (270,840)        (70,113)     (1,104,468)        28,616

PROVISION (BENEFIT) FOR INCOME TAXES                          0         (24,450)         63,151          6,600
                                                     ----------      ----------     -----------     ----------

NET INCOME (LOSS)                                    $ (270,840)     $  (45,663)    $(1,167,619)    $   22,016
                                                     ==========      ==========     ===========     ==========

NET INCOME (LOSS), per common share                  $    (0.05)     $    (0.07)    $     (0.24)    $     0.03
                                                     ==========      ==========     ===========     ==========





            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                    FOR THE NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                               ----------------------------
                                                                                   1995             1994
                                                                               -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           $(1,167,619)       $  22,016
                                                                               -----------        ---------
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities
       Deferred income taxes                                                        62,351            3,000
       Depreciation and amortization                                                58,864           20,233
     Change in assets and liabilities
     Increase in accounts receivable                                              (147,930)        (112,697)
     Increase in inventories                                                    (1,060,054)        (548,923)
     Increase in deposits                                                          (12,711)          (3,760)
     Increase in prepaid expenses                                                  (62,756)            (879)
     Decrease (increase) in employee advances                                        1,260           (2,164)
     Increase (decrease) in accounts payable                                       354,167          (78,850)
     Increase in deferred rent                                                       2,908           77,068
     Increase in other accrued expenses                                            235,632           11,779
     Increase in income taxes payable                                                  ---            3,800
                                                                               -----------        ---------

       Total adjustments                                                          (568,269)        (632,393)
                                                                               -----------        ---------

       Net cash used in operating activities                                    (1,735,888)        (610,377)
                                                                               -----------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of fixed assets                                          (509,726)           8,939
   Acquisition of businesses                                                      (238,266)             ---
                                                                               -----------        ---------

       Net cash provided by (used in) investing activities                        (747,992)           8,939
                                                                               -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances received on employee note receivable                                   (16,114)             ---
   Principal payments made on long-term debt                                       (76,972)         (74,535)
   Proceeds from issuance of common stock                                        2,311,189          741,990
   Payments received on note receivable from stockholder                            24,616           20,978
   Proceeds from issuance of long-term debt                                         85,348              ---
   Advances received on note payable to stockholder                                104,000              ---
   Proceeds received from the issuance of notes payable                            250,000              ---
   Payments made against notes payable                                             (21,000)             ---
                                                                               -----------        ---------

       Net cash provided by financing activities                                 2,661,067          688,433
                                                                               -----------        ---------

            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                                  (UNAUDITED)

                                                                                FOR THE NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                           -----------------------------
                                                                              1995               1994
                                                                           ----------         ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     177,187             86,995

CASH AND CASH EQUIVALENTS (DEFICIT),
   beginning of period                                                         18,136            (41,922)
                                                                           ----------         ----------
CASH AND CASH EQUIVALENTS,
   end of period                                                           $  195,323         $   45,073
                                                                           ==========         ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITY:
     A note payable in the amount of $500,000 was converted to stock at March 31, 1995.





            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1 - GENERAL

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2 - THE COMPANY

         The Company, which was formerly known as HDL Communications, was engaged in the publishing business until September, 1989 when it discontinued operations. The Company remained inactive until March 13, 1995, when it acquired all of the outstanding stock of Bikers Dream, Inc., a California corporation engaged in sales and service of used Harley-Davidson motorcycles and in retail sales of aftermarket accessories and parts for Harley-Davidson motorcycles. Prior to its acquisition of Bikers Dream, Inc., the Company effected a 1 for 1,363.341473 reverse split of its outstanding common stock. After the acquisition, Bikers Dream, Inc. was merged into HDL Communications and HDL Communications changed its name to Bikers Dream, Inc. The substance of the transaction was a recapitalization by Bikers Dream, Inc. in exchange of Bikers Dream's shares for HDL shares.

NOTE 3 - INVENTORIES

         Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market.

                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                           1995                    1994
                                                                      -------------            ------------
                                                                       (UNAUDITED)
   Finished goods                                                      $ 1,761,355             $   701,301
                                                                       ===========             ===========


NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment, at cost, consists of the following:

                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           1995                     1994
                                                                       -------------             ------------
                                                                       (UNAUDITED)
   Furniture and fixtures                                              $   104,462               $   31,012
   Equipment                                                                54,763                   29,756
   Computers                                                               201,584                   29,493
   Leasehold improvements                                                  253,592                   22,255
   Phone system                                                             14,395                    6,554
   Displays                                                                 23,294                   23,294
                                                                       -----------               ----------
                                                                           652,090                  142,364
   Less: accumulated depreciation and
   amortization                                                            (86,946)                 (28,082)
                                                                       -----------               ----------

                                                                       $   565,144               $  114,282
                                                                       ===========               ==========


NOTE 5 - NOTE RECEIVABLE FROM STOCKHOLDER

                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                           1995                    1994
                                                                       -------------           ------------
                                                                       (UNAUDITED)
   The Company had a note receivable from its
   majority stockholder that was non-interest
   bearing and was payable on demand.                                  $      ---              $    24,616
                                                                       ==========              ===========

NOTE 6 - NOTE RECEIVABLE

                                                                       SEPTEMBER 30,            DECEMBER 31,
                                                                           1995                     1994
                                                                       -------------            ------------
                                                                       (UNAUDITED)
   The Company has a note receivable from an
   employee that is non-interest bearing and
   is payable in semi-monthly installments
   of $315.                                                            $    16,114              $       ---

   Less: current portion                                                   (7,560)                      ---
                                                                       -----------              -----------

                                                                       $     8,554              $       ---
                                                                       ===========              ===========


NOTE 7 - GOODWILL

   Goodwill represents the excess of acquisition cost over the fair value of net assets plus the direct out of pocket costs to acquire purchased businesses. Goodwill is amortized on a straight-line basis over 15 years. The Company periodically evaluates the recoverability of goodwill based upon future cash flows. There was no amortization expense in 1995 as the transaction which established this asset occurred at the end of the third quarter.


NOTE 8 - NOTES PAYABLE TO STOCKHOLDER

                                                                       SEPTEMBER 30,            DECEMBER 31,
                                                                           1995                    1994
                                                                       -------------            ------------
                                                                       (UNAUDITED)
   The Company has notes payable to its
   majority stockholder which bear interest
   at rates from 8% to 16%, and are payable
   on demand.                                                            $104,000               $      ---
                                                                         ========               ==========

NOTE 9 - LONG-TERM DEBT

         Long-term debt consists of the following at September 30, 1995 and December 31, 1994:

                                                                      SEPTEMBER 30,           DECEMBER 31,
                                                                          1995                    1994
                                                                      -------------           ------------
                                                                       (UNAUDITED)
   Note payable to lender in monthly installments
   of $492 including principal and interest at
   7.5%, matures January 2023.  Monthly
   installments are subject to change every
   six months.  At September 30, 1995, this note
   has been reclassified as a current liability as it is
   expected to be paid in full in the next 12 months.                 $        ---             $   73,554

   Capitalized lease obligation payable to a
   finance company, collateralized by certain
   computer equipment, requiring principal and
   interest payments of $2,272 per month, with
   interest accruing at 20% per annum through
   May 2000.                                                                81,930                    ---
                                                                      ------------             ----------

                                                                            81,930                 73,554
   Less: current portion                                                   (11,739)                (1,230)
                                                                      ------------             ----------

                                                                      $     70,191             $   72,324
                                                                      ============             ==========

NOTE 10 - NOTES PAYABLE

          The notes payable consist of the following at September 30, 1995 and December 31, 1994:

                                                                       SEPTEMBER 30,            DECEMBER 31,
                                                                           1995                     1994
                                                                       -------------            ------------
                                                                       (UNAUDITED)
   Note payable to related party, HDL
   Communications, Inc. accruing interest
   at 1% plus the prime rate on $200,000
   of the unpaid principal balance, principal
   plus any accrued interest due March 1995,
   collateralized by all assets of the Company.
   This note was converted to 333,333 shares
   of common stock in March 1995.                                      $       ---              $   500,000

   Note payable to lender, accruing no interest,
   due on demand.  This note was paid off in
   February 1995.                                                              ---                   21,000

   Note payable to unrelated party is in
   conjunction with acquisition of former
   franchise operation.  $100,000 due in
   October, 1995, and balance accruing
   interest at 9% and payable in equal
   monthly installments to September 1996
   collateralized by all the assets of the Company.                    $   250,000              $       ---
                                                                       -----------              -----------

                                                                       $   250,000              $   521,000
                                                                       ===========              ===========


NOTE 11 - FRANCHISE INCOME

          Revenue from the sales of individual franchises is recognized at the time the franchise commences retail operations and the Company has performed substantially all of the services which it is required to perform under the Company's franchise agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                 Bikers Dream, Inc. incorporated in California in December of 1991, sells used Harley-Davidson motorcycles ("Harleys") and aftermarket parts, accessories and related apparel to Harley enthusiasts. Until late 1993, the business operated in a facility of approximately 2,400 square feet in Huntington Beach, California. In December, 1993, the Company opened its first Superstore, a 12,000 square foot facility located in an up-scale commercial center in Santa Ana, California. The Company's second Superstore, a 10,000 square foot facility, was opened on April 8, 1995 in Dallas, Texas. The third Company-owned Superstore, a 10,500 square foot facility, was opened on July 28, 1995, in Tampa Bay, Florida. The fourth Company-owned Superstore, a 4,200 square foot facility, was acquired from a former franchisee on September 22, 1995 and is located in Thousand Oaks, California.

                 In addition to retail sales at its Superstores, aftermarket parts, accessories and related apparel are sold through the Company's 100 page full color mail order catalogue. The Company plans to publish its second catalogue in 1996 which is expected to be three times the size of its first such endeavor.

                 The Company is in the process of establishing a network of franchised Bikers Dream stores. As of September 30, 1995, the Company had sold ten Bikers Dream franchises (three in California and seven in other states) at a price of $15,000 per franchise, seven of which are currently open and operating. In addition, the Company has conducted negotiations with several other potential franchisees for the sale of a Bikers Dream franchise. The Company was advised by its special franchise counsel that certain previous franchise sales and offers to sell franchises were not made in compliance with applicable federal and state franchise laws and regulations. Special franchise counsel also advised the Company that applicable federal and state franchise laws have broad enforcement provisions, and that under certain state laws the potential and existing franchisees may have a private cause of action for franchise violations. Consequently, the Company suspended its franchise sales activities in March 1995 while it was in the process of preparing the required disclosure documents and complying with federal and state franchising laws for future offers and sales of franchises. The Company, through its wholly owned subsidiary, Bikers Dream International, Inc. ("BDII") has filed its franchise registrations as required by law, and as of September 30, 1995, is authorized to sell franchises in all states and possessions of the United States except for the following states: Hawaii, Illinois and New York. The Company restructured its franchise program and resumed its franchise sales activities in August, 1995.

                 Bikers Dream has provided written notice to its three California franchisees and one person who was negotiating to acquire a Bikers Dream franchise of their remedies and rights under California franchise laws. Franchisees who do not elect to pursue the remedies available to them under California law will remain as franchisees of the Company. The Company has acquired one operating franchise from a California franchisee for approximately $304,000, is negotiating to acquire another outstanding franchise from a California franchisee for an amount not expected to exceed

$140,000 and has agreed to refund the $15,000 franchise fee plus out-of-pocket expenses of approximately $6,000 to a non-operating California franchisee. The Company is also negotiating to settle a dispute with a former California franchise applicant as to the terms of a proposed franchise, and based upon recent discussions, management believes that the dispute can be resolved without any material adverse effect on the Company.

                 In addition, the Company is currently evaluating the status of its relationship with its seven existing non-California franchisees to determine if any notification requirements exist regarding possible franchise violations. Management believes, based upon recent discussions with these franchisees regarding the Company's restructured franchise program, that all or substantially all of them will accept the Company's offer and remain as franchisees of the Company.

RESULTS OF OPERATIONS

        The following table sets forth for the period indicated the income and expense items.

                                                For the Three Months                  For the Nine Months
                                                 Ended September 30,                  Ended September 30,
                                            -----------------------------        ----------------------------
                                               1995               1994              1995              1994
                                            ----------         ----------        -----------       ----------
Net Sales                                   $2,121,538         $1,271,860        $ 5,367,804       $3,150,150

Cost of goods sold                           1,463,028          1,002,647          3,967,897        2,359,400
                                            ----------         ----------        -----------       ----------

Gross Profit                                   658,510            269,213          1,399,907          790,750
                                            ----------         ----------        -----------       ----------

Other expenses (income)

   Selling, general & administrative           942,029            376,348          2,495,658          795,553

   Depreciation and amortization                25,225              7,757             58,864           20,233

   Interest (income) expense                    19,030             (6,279)            18,877             (152)

   Franchise income                            (63,774)           (38,500)          (72,274)          (53,500)

   Other expense (income)                        6,840                ---              3,250              ---
                                            ----------         ----------        -----------       ----------

                                               929,350            339,326          2,504,375          762,134
                                            ----------         ----------        -----------       ----------

Income (Loss) before provision
  for income taxes                            (270,840)           (70,113)        (1,104,468)           28,616

Provision (Benefit) for income taxes               ---            (24,450)            63,151             6,600
                                           -----------         ----------        -----------       -----------

Net Income (Loss)                          $  (270,840)        $  (45,663)       $(1,167,619)      $    22,016
                                           ===========         ==========        ===========       ===========




COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994:

                 Net sales for the third quarter ended September 30, 1995 were $2,121,538, an increase of $849,678 or 66.8% from the third quarter ended September 30, 1994. The increase in net sales is entirely due to the opening of the Company's second and third Superstores in Dallas, Texas and Tampa Bay, Florida during the quarter.

                 Comparable store sales for the third quarter decreased 21.4% compared to the same period of the prior year. This decrease in sales was due to non-recurrance of the Company's grand opening event which occurred during the third quarter of 1994 for the Company's then one and only Superstore located in Santa Ana, California.

                 Net sales for the nine months ended September 30, 1995 were $5,367,804, an increase of $2,217,654 or 70.4% over the same period ended September 30, 1994. The increase in net sales is due to the same reasons outlined above for the third quarter results.

                 Comparable store sales for the nine months ended September 30, 1995 increased 15.9% over the same period of the prior year.

                 Total gross profit for the third quarter ended September 30, 1995 was $658,510, an increase of $389,297, or 144.6% from the third quarter of 1994. The increase in gross profit was due to: 1) an increase in the level of sales volumes from two newly opened stores in Dallas, Texas and Tampa Bay, Florida, 2) the correction of an inventory valuation of used motorcycles in Dallas, Texas which occurred at the end of the second quarter of this year, and
3) a change in accounting practice to recognize income related to the sale of financing contracts on motorcycles at the time of sale rather than when payment is actually received ($92,000). The gross profit rate for the third quarter 1995 was 31.0% compared with 21.2% for the same period in 1994. The change in gross profit rate was caused entirely by the inventory valuation adjustment for the Dallas, Texas location mentioned previously, and the recognition of financing income at the time of sale, partly offset by the reclassification of service department labor from selling and administrative expenses to cost of goods sold.

                 As discussed in the previous quarter's Management Discussion and Analysis, the Company is continuing its efforts to replace the current point of sale and perpetual inventory systems with the integrated financial systems package purchased earlier this year. Company management continues to believe that the current financial statements conservatively reflect the results of operations and inventory balances as of September 30, 1995.

                 Gross profit for the first nine months of 1995 was $1,399,907, an increase of $609,157 or 77.0% over the same period in 1994. The gross profit rate for the first nine months of 1995 was 26.1% as compared to 25.1% for the same period last year. The change in gross profit rate was caused mainly by mix changes, the establishment of inventory reserves in the second quarter 1995, and the reclassification of service department labor mentioned previously, offset by the change in accounting policy for finance contract sales.

                 Selling, general and administrative expenses were $942,029 for the third quarter ended September 30, 1995 which represents an increase of $565,681 or 150.3% from the comparable period for the prior year. The increase is due to higher costs associated with: 1) the opening of the second and third Company owned Superstores located in Texas and Florida; 2) legal fees relating to the re-registration and approval for the Company to continue selling franchises throughout the United States, and 3) the establishment of an in-house accounting function which was previously performed by an outside service bureau.

                 Selling, general and administrative expenses were $2,495,658 for the first nine months of 1995, an increase of $1,700,105 or 213.7% over the same period in 1994. The increase was due to the same reasons as outlined above for the third quarter 1995, plus additional costs associated with a publicly traded company which commenced in March, 1995 following the reverse acquisition of HDL Communications.

                 Depreciation and amortization expense was $25,225 and $7,757 for the third quarter ended September 30, 1995 and 1994, respectively. The increase of $17,468 or 225.2% is due entirely to the acquisition of new equipment and leasehold improvements to support the two new Company-owned Dallas and Tampa Bay Superstores, and the newly acquired computer and software required to operate the in-house accounting system.

                 Depreciation and amortization expense was $58,864 for the first nine months ended September 30, 1995. This increase of $38,631 or 190.9% from the same period last year was due to the same items previously discussed in the results for the third quarter ended September 30, 1995.

                 There was no provision for income taxes for the quarter ended September 30, 1995 as compared to a benefit of $24,450 for the same period last year. The Company decided to fully reserve for the Deferred Tax Asset related to its net operating loss carry forwards beginning in the second quarter 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time. The major underlying reason which led to this conclusion is the uncertainty of the Company's ability to raise the sufficient debt and equity capital necessary to expand the number of Company-owned Superstores. The Company planned to use this additional capital to expand its retail operations into new locations which would generate more operating income. This additional operating income from additional retail trade-related activities would defray existing centralized corporate overhead costs and generate additional operating profits to begin utilizing the tax loss carry forwards. As a result of the current timing delays in the Company's ability to raise the amount of additional capital required, the Company's management believes that it is not more likely than not that the timing of the income turn around can be predicted with accuracy.


                 The income tax provision for the first nine months of 1995 was $63,151, an increase of $56,551 or 856.8% over the same period in 1994. This increase results from the Company's decision to fully reserve for the Deferred Tax Asset as previously discussed.

                 The net loss for the quarter ended September 30, 1995 was $270,840 as compared to a net loss of $45,663 for the quarter ended September 30, 1994. The loss for the third quarter 1995 was due to the continued investment by the Company to grow the business through the opening of new Superstores in various parts of the U.S., the costs related to re-establishing the ability to sell franchises, as well as the costs associated with the reverse acquisition of HDL Communications in March, 1995 and becoming a publicly traded company.

                 The net loss for the first nine months ended September 30, 1995 was $1,167,619 versus a profit of $22,016 for the same period in 1994.
The loss for the first three quarters of 1995 is due to continued investment by the Company to grow the number of Superstores and franchises as identified in previous commentary on the third quarter ended September 30, 1995, and the Company's decision to fully reserve for the Deferred Tax Asset.

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

                 The Company intends to finance future expansion through a combination of equity and debt financing. The Company is aggressively pursuing various alternatives to obtain either a debt or equity capital to continue its growth. Although the Company received $1,240,000 from the private placement of its convertible promissory notes in June and July 1995, such amount fell short of the additional $8 million deemed necessary to fund all future planned expansion of additional retail Superstores and a centralized distribution warehouse to supply the needs of the Company-owned and franchised operations. If the Company is unable to raise the required additional capital, existing operations will have to be modified and/or downsized in order to achieve a profitability position.

                          PART II - OTHER INFORMATION


ITEM 6(a).       REPORTS ON FORM 8-K.

      (b)        EXHIBITS

                 Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BIKERS DREAM, INC.


Date: November 9, 1995                      By: /s/ Dennis Campbell
                                                -----------------------------
                                                Dennis Campbell, President



                                            By: /s/ William R. Gresher
                                                -----------------------------
                                                 William R. Gresher,
                                                 Vice President and
                                                 Chief Financial Officer