Form 10QSB/A
period 1995-09-30
BIKERS DREAM INC
filed 1996-04-15
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

                                  AMENDMENT #1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ______________.

                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
             (Exact name of Registrant as specified in its charter)

              California                                                   33-0140149
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                  1420 Village Way, Santa Ana, California 92705
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 835-8464
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of September 30, 1995, there were 5,535,920 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               BIKERS DREAM, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                                           RESTATED
                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1995                    1994
                                                                            --------              --------
                                                                           (UNAUDITED)

CURRENT ASSETS
    Cash and cash equivalents                                             $   195,323               $    18,136
    Accounts receivable                                                       245,944                    98,014
    Inventories                                                             1,761,355                   701,301
    Note receivable from stockholder                                              ---                    24,616
    Employee advances                                                             610                     1,870
    Prepaid expenses                                                          121,182                    58,426
    Current portion of note receivable                                          7,560                       ---
                                                                          -----------               -----------

Total current assets                                                        2,331,974                   902,363

PROPERTY AND EQUIPMENT, at cost, less
    accumulated depreciation and
    amortization of $86,946 and $28,082                                       565,144                   114,282

DEFERRED TAX ASSET                                                                ---                    64,785

NOTE RECEIVABLE, less current portion                                           8,554                       ---
DEPOSITS                                                                       49,930                    37,219
                                                                          -----------               -----------
                                                                          $ 2,955,602               $ 1,118,649
                                                                          ===========               ===========

            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            RESTATED
                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1995                    1994
                                                                          ------------            -------------
                                                                           (UNAUDITED)

CURRENT LIABILITIES
    Accounts payable                                                      $   359,283               $     5,116
    Other accrued expenses                                                    361,377                   125,748
    Current portion of long-term debt                                          11,739                     1,230
    Notes payable                                                             250,000                   521,000
    Notes payable to stockholder                                              104,000                       ---
                                                                          -----------            --------------

    Total current liabilities                                               1,086,399                   653,094

DEFERRED RENT                                                                  76,412                    73,504

DEFERRED TAX LIABILITY                                                          3,425                     5,859

LONG-TERM DEBT, less current portion                                           70,191                    72,324
                                                                          -----------               -----------

                                                                            1,236,427                   804,781
                                                                           ----------                 ---------


STOCKHOLDERS' EQUITY
    Common stock, no par value;
      25,000,000 and 1,000,000 shares
      authorized at September 30, 1995 and
      December 31, 1994, respectively;
      5,535,920 and 658,013 shares issued
      and outstanding at September 30, 1995
      and December 31, 1994, respectively                                   3,260,179                   448,990
    Accumulated deficit                                                    (1,541,004)                 (135,122)
                                                                          ------------              ------------

Total stockholders' equity                                                  1,719,175                   313,868
                                                                        -------------               -----------

                                                                          $ 2,955,602               $ 1,118,649
                                                                          ===========               ===========


            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                1995              1994                 1995               1994
                                                ----              ----                 ----               ----
                                              RESTATED                               RESTATED

REVENUES:
    Product sales                             $ 2,121,538        $ 1,271,860        $ 5,367,804        $ 3,150,150
    Financing contracts                            97,062                  0             97,062                  0
                                              -----------        -----------        -----------        -----------
            Total revenues                      2,218,600          1,271,860          5,464,866          3,150,150

    COST OF GOODS SOLD                          1,560,090          1,002,647          4,064,959          2,359,400
                                              -----------        -----------        -----------        -----------

    GROSS PROFIT                                  658,510            269,213          1,399,907            790,750
                                              -----------        -----------        -----------        -----------


OTHER (INCOME) AND EXPENSES
    Selling, general and administrative
    expenses                                    1,187,005            376,348          2,740,634            795,553
    Depreciation and amortization                  25,225              7,757             58,864             20,233
    Interest (income) expense                      18,820             (6,279)            18,667               (152)
    Franchise income                              (63,774)           (38,500)           (72,274)           (53,500)
    Other expense (income)                            340               --               (3,250)              --
                                              -----------        -----------        -----------        -----------

                                                1,167,616            339,326          2,742,641            762,134
                                              -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                             (509,106)           (70,113)        (1,342,734)            28,616

PROVISION (BENEFIT) FOR INCOME TAXES                    0            (24,450)            63,151              6,600
                                              -----------        -----------        -----------        -----------

NET INCOME (LOSS)                             $  (509,106)       $   (45,663)       $(1,405,885)       $    22,016
                                              ===========        ===========        ===========        ===========

NET INCOME (LOSS), per common share           $     (0.10)       $     (0.07)       $     (0.32)       $      0.03
                                              ===========        ===========        ===========        ===========








            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                       1995                1994
                                                                      ------              ------
                                                                     RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $(1,405,885)       $    22,016
                                                                     -----------        -----------
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities
        Deferred income taxes                                             62,351              3,000
        Depreciation and amortization                                     58,864             20,233
      Change in assets and liabilities
      Increase in accounts receivable                                   (147,930)          (112,697)
      Increase in inventories                                         (1,060,054)          (548,923)
      Increase in deposits                                               (12,711)            (3,760)
      Increase in prepaid expenses                                       (62,756)              (879)
      Decrease (increase) in employee advances                             1,260             (2,164)
      Increase (decrease) in accounts payable                            354,167            (78,850)
      Increase in deferred rent                                            2,908             77,068
      Increase in other accrued expenses                                 235,632             11,779
      Increase in income taxes payable                                      --                3,800
      Decrease in notes payable                                         (167,000)              --
                                                                     -----------        -----------

        Total adjustments                                               (735,269)          (632,393)
                                                                     -----------        -----------

        Net cash used in operating activities                         (2,141,154)          (610,377)
                                                                     -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for purchase of fixed assets                               (509,726)             8,939
                                                                     -----------        -----------
           Net cash provided by (used in) investing activities          (509,726)             8,939

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances received on employee note receivable                        (16,114)              --
    Principal payments made on long-term debt                            (76,972)           (74,535)
    Proceeds from issuance of common stock                             2,811,189            741,990
    Payments received on note receivable from stockholder                 24,616             20,978
    Proceeds from issuance of long-term debt                              85,348               --
                                                                     -----------        -----------


        Net cash provided by financing activities                      2,828,067            688,433
                                                                     -----------        -----------

            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                                   (UNAUDITED)

                                            FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,
                                             1995           1994
                                           --------       --------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                             177,187         86,995

CASH AND CASH EQUIVALENTS (DEFICIT),
    beginning of period                      18,136        (41,922)
                                           --------       --------

CASH AND CASH EQUIVALENTS,
    end of period                          $195,323       $ 45,073
                                           ========       ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
    FINANCING ACTIVITY:

      A note payable in the amount of $500,000 was converted to stock at March 13, 1995.

            See the accompanying notes to these financial statements

                               BIKERS DREAM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - GENERAL

         The consolidated, restated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The restated interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented including the write-off of $238,266 previously reported as Goodwill relating to the acquisition of a former franchisee's assets, and the reclassification of revenues related to the financing of motorcycle sales with third parties from cost of goods sold to revenue. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 and 1995 audited financial statements. The results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INVENTORIES

         Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market.

                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                              1995                    1994
                                                                           ----------              ------------
                                                                           (UNAUDITED)

    Finished goods                                                          $ 1,761,355             $   701,301
                                                                            ===========             ===========


NOTE 4 - PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:

                                         SEPTEMBER 30,   DECEMBER 31,
                                            1995             1994
                                         ---------        ---------
                                        (UNAUDITED)

Furniture and fixtures                   $ 104,462        $  31,012
Equipment                                   54,763           29,756
Computers                                  201,584           29,493
Leasehold improvements                     253,592           22,255
Phone system                                14,395            6,554
Displays                                    23,294           23,294
                                         ---------        ---------
                                           652,090          142,364
Less: accumulated depreciation and
amortization                               (86,946)         (28,082)
                                         ---------        ---------

                                         $ 565,144        $ 114,282
                                         =========        =========


NOTE 5 - NOTE RECEIVABLE FROM STOCKHOLDER

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1995           1994
                                                 ------------       -------
                                                  (UNAUDITED)
The Company had a note receivable from its
majority stockholder that was non-interest
bearing and was payable on demand                $       --         $24,616
                                                 ============       =======

NOTE 6 - NOTE RECEIVABLE

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1995                    1994
                                                                           ----------              -----------
                                                                           (UNAUDITED)
    The Company has a note receivable
    from an employee that is non-interest
    bearing and is payable in semi-monthly
    installments of $315.                                                 $    16,114               $       --

    Less: current portion                                                      (7,560)                      --
                                                                          -----------               -----------

                                                                          $     8,554               $       --
                                                                          ===========               ===========





NOTE 7 - NOTES PAYABLE TO STOCKHOLDER

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1995                    1994
                                                                           ----------              ------------
                                                                           (UNAUDITED)
    The Company has notes payable to its
    majority stockholder which bear interest
    at rates from 8% to 16%, and are payable
    on demand.                                                             $  104,000             $         --
                                                                           ==========             =============

NOTE 8 - LONG-TERM DEBT

    Long-term debt consists of the following at September 30, 1995 and December 31, 1994:

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                     1995            1994
                                                                                   --------        --------
                                                                                  (UNAUDITED)
Note payable to lender in monthly installments of $492 including principal and interest at 7.5%, matures January 2023. Monthly installments are subject to change every six months. At September 30, 1995, this note has been reclassified as a current liability as it is
expected to be paid in full in the next 12 months                                  $   --          $ 73,554

Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of
$2,272 per month, with interest accruing at 20% per annum through
May 2000                                                                             81,930            --
                                                                                   --------        --------

                                                                                     81,930          73,554
Less: current portion                                                               (11,739)         (1,230)
                                                                                   --------        --------

                                                                                   $ 70,191        $ 72,324
                                                                                   ========        ========

NOTE  9 - NOTES PAYABLE

    The notes payable consist of the following at September 30, 1995 and December 31, 1994:

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    1995           1994
                                                                                   --------       --------
                                                                                  (UNAUDITED)
Note payable to related party, HDL Communications, Inc. accruing interest at
1% plus the prime rate on $200,000 of the unpaid principal balance, principal plus any accrued interest due March 1995, collateralized by all assets of the Company. This note was converted to 333,333 shares
of common stock in March 1995                                                      $   --         $500,000

Note payable to lender, accruing no interest,
due on demand.  This note was paid off in
February 1995                                                                          --           21,000

Note payable to unrelated party is in conjunction with acquisition of former franchise operation. $100,000 paid in full in October, 1995, and balance accruing interest at 9% and payable in equal monthly installments to
September 1996 collateralized by all the assets of the Company                     $250,000       $   --
                                                                                   --------       --------


                                                                                   $250,000       $521,000
                                                                                   ========       ========


NOTE 10 - FRANCHISE INCOME

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

                  In addition to retail sales at its Superstores, aftermarket parts, accessories and related apparel are sold through the Company's 100 page full color mail order catalogue. The Company published its second catalogue in early 1996 which was a 100 page special edition version for Daytona Bike Week (March 1-10,1996).

                  The Company is in the process of establishing a network of franchised Bikers Dream stores. As of September 30, 1995, the Company had sold ten Bikers Dream franchises (three in California and seven in other states) at a price of $15,000 per franchise, six of which are currently open and operating. In addition, the Company has conducted negotiations with several other potential franchisees for the sale of a Bikers Dream franchise. The Company was advised by its special franchise counsel that certain previous franchise sales and offers to sell franchises were not made in compliance with applicable federal and state franchise laws and regulations. Special franchise counsel also advised the Company that applicable federal and state franchise laws have broad enforcement provisions, and that under certain state laws the potential and existing franchisees may have a private cause of action for franchise violations. Consequently, the Company suspended its franchise sales activities in March 1995 while it was in the process of preparing the required disclosure documents and complying with federal and state franchising laws for future offers and sales of franchises. The Company, through its wholly owned subsidiary, Bikers Dream International, Inc. ("BDII") has filed its franchise registrations as required by law, and now is authorized to sell franchises in all states and possessions of the United States as of year end 1995. The Company restructured its franchise program and resumed its franchise sales activities in August, 1995.

                  Bikers Dream has provided written notice to its three California franchisees and one person who was negotiating to acquire a Bikers Dream franchise of their remedies and rights under California franchise laws. Franchisees who do not elect to pursue the remedies available to them under California law will remain as franchisees of the Company. The Company has acquired one operating franchise from a California franchisee for approximately $340,000, and another franchise from a California franchisee for approximately $140,000 in the fourth quarter of 1995. The Company has also to refunded the $15,000 franchise fee plus out-of-pocket expenses of approximately $6,000 to a non-operating California franchisee in the fourth quarter of 1995. The Company is also negotiating to settle a dispute with a former California franchise applicant as to the terms of a proposed franchise, and has settled that dispute in the fourth quarter of 1995.

                  The Company received notice during the first quarter of 1996 that two franchisees had filed suit for breach of contract. The Company has not resolved these matters as of March 31, 1996. Another franchisee has signed a mutual release agreement with the Company, in February 1996, and no longer continues as a franchisee of the Company.

RESULTS OF OPERATIONS

The following table sets forth for the period indicated the income and expense items.

                                                For the Three Months                For the Nine Months
                                                 Ended September 30,                 Ended September 30,
                                           -------------------------------       -------------------------------
                                               1995              1994               1995               1994
                                               ----              ----               ----               ----
                                             RESTATED                             RESTATED

Total Revenue                              $ 2,218,600        $ 1,271,860        $ 5,464,866        $ 3,150,150

Cost of goods sold                           1,560,090          1,002,647          4,064,959          2,359,400
                                           -----------        -----------        -----------        -----------

Gross Profit                                   658,510            269,213          1,399,907            790,750
                                           -----------        -----------        -----------        -----------

Other expenses (income)

         Selling, general &                  1,187,005            376,348          2,740,634            795,553
         administrative

         Depreciation and                       25,225              7,757             58,864             20,233
         amortization

         Interest (income)                      18,820             (6,279)            18,667               (152)
         expense

         Franchise income                      (63,774)           (38,500)           (72,274)           (53,500)

         Other expense (income)                    340               --               (3,250)              --
                                           -----------        -----------        -----------        -----------

                                             1,167,616            339,326          2,742,641            762,134
                                           -----------        -----------        -----------        -----------

Income (Loss) before

provision for income taxes                    (509,106)           (70,113)        (1,342,734)            28,616

Provision (Benefit) for income taxes              --              (24,450)            63,151              6,600
                                           -----------        -----------        -----------        -----------

Net Income (Loss)                          $  (509,106)       $   (45,663)       $(1,405,885)       $    22,016
                                           ===========        ===========        ===========        ===========




COMPARISON OF RESTATED THIRD QUARTER AND RESTATED NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994:

                  Total revenues for the third quarter ended September 30, 1995 were $2,218,600, an increase of $946,740 or 74.4% from the third quarter ended September 30, 1994. The increase in total revenue is due to the opening of the Company's second and third Superstores in Dallas, Texas and Tampa Bay, Florida during the quarter and the recognition of the Company's participation in arranging financing contracts between customers and third party financing companies relating to the sale of motorcycles.

                  Comparable store sales for the third quarter decreased 21.4% compared to the same period of the prior year. This decrease in sales was due to non-recurrence of the Company's grand opening event which occurred during the third quarter of 1994 for the Company's then one and only Superstore located in Santa Ana, California.

                  Total revenues for the nine months ended September 30, 1995 were $5,464,866, an increase of $2,314,716 or 73.5% over the same period ended September 30, 1994. The increase in net sales is due to the same reasons outlined above for the third quarter results.

                  Comparable store sales for the nine months ended September 30, 1995 increased 15.9% over the same period of the prior year.

                  Total gross profit for the third quarter ended September 30, 1995 was $658,510, an increase of $389,297, or 144.6% from the third quarter of 1994. The increase in gross profit was due to: 1) an increase in the level of sales volumes from two newly opened stores in Dallas, Texas and Tampa Bay, Florida, 2) the correction of an inventory valuation of used motorcycles in Dallas, Texas which occurred at the end of the second quarter of this year, and
3) a change in accounting practice to recognize income related to the sale of financing contracts on motorcycles at the time of sale rather than when payment is actually received ($92,000). The gross profit rate for the third quarter 1995 was 29.7% compared with 21.2% for the same period in 1994. The change in gross profit rate was caused entirely by the inventory valuation adjustment for the Dallas, Texas location mentioned previously, and the recognition of financing income at the time of sale, partly offset by the reclassification of service department labor from selling and administrative expenses to cost of goods sold.

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

                  Gross profit for the first nine months of 1995 was $1,399,907, an increase of $609,157 or 77.0% over the same period in 1994. The gross profit rate for the first nine months of 1995 was 25.6% as compared to 25.1% for the same period last year. The change in gross profit rate was caused mainly by mix changes, the establishment of inventory reserves in the second quarter 1995, and the reclassification of service department labor mentioned previously, offset by the change in accounting policy for finance contract sales.

                  Selling, general and administrative expenses were $1,187,005 for the third quarter ended September 30, 1995 which represents an increase of $810,657 or 215.4% from the comparable period for the prior year. The increase is due to higher costs associated with: 1) the opening of the second and third Company owned Superstores located in Texas and Florida; 2) legal fees relating to the re-registration and approval for the Company to continue selling franchises throughout the United States, and 3) the establishment of an in-house accounting function which was previously performed by an outside service bureau and 4) the acquisition of a former franchisee's tangible assets in excess of their fair market value ($238,266), which was expensed during the current quarter.

                  Selling, general and administrative expenses were $2,740,634 for the first nine months of 1995, an increase of $1,945,081 or 244.5% over the same period in 1994. The increase was due to the same reasons as outlined above for the third quarter 1995, plus additional costs associated with a publicly traded company which commenced in March, 1995 following the reverse acquisition of HDL Communications.

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

                  The net loss for the quarter ended September 30, 1995 was $509,106 as compared to a net loss of $45,663 for the quarter ended September 30, 1994. The loss for the third quarter 1995 was due to the continued investment by the Company to grow the business through the opening of new Superstores in various parts of the U.S., the costs related to re-establishing the ability to sell franchises, as well as the costs associated with the reverse acquisition of HDL Communications in March, 1995 and becoming a publicly traded company.

                  The net loss for the first nine months ended September 30, 1995 was $1,405,885 versus a profit of $22,016 for the same period in 1994. The loss for the first three quarters of 1995 is due to continued investment by the Company to grow the number of Superstores and franchises as identified in previous commentary on the third quarter ended September 30, 1995, and the Company's decision to fully reserve for the Deferred Tax Asset.

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

LIQUIDITY AND CAPITAL RESOURCES

                  To date, the Company has relied upon equity capital to sustain its present growth. In connection with the Company's reverse acquisition of HDL Communications on March 13, 1995, the Company received $1.2 million from the private placement of common stock.

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

                               BIKERS DREAM, INC.

Date: April 12, 1996         By:    /s/ Dennis Campbell
                                   ---------------------------------------
                                   Dennis Campbell, President

                             By:    /s/ William R. Gresher
                                   ---------------------------------------
                                   William R. Gresher, Vice President and
                                   Chief Financial Officer