Form 10KSB
period 1995-12-31
BIKERS DREAM INC
filed 1996-04-15
CIK 805907

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1995.

[ ] Transition report under Section 13 or  15 (d) of the Securities and
    Exchange Act of 1934
    For the transition period from ____________________ to __________________.


Commission file number      0-15501
                       -------------------------------------------------------

                              BIKERS DREAM, INC.
- ------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

California                                                      33-0140149
- ------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

1420 Village Way                 Santa Ana, California                92705
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                (714) 835-8464
- ------------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
         Title of each class                         on Which Registered
         -------------------                        ---------------------

     Common Stock, No Par Value                 NASDAQ (OTC Bulletin Board)
     --------------------------                 ---------------------------

     --------------------------                 ---------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
- ------------------------------------------------------------------------------
                                (Title of Class)

                                   2,522,037
- ------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)No       X
       -----------
(2)Yes      X
       -----------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenue for its most recent fiscal year.  $7,790,090

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting stock held by non-affiliates was $14,395,700, based on the average bid and asked prices of said stock on March 27, 1996.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares outstanding of the issuer's common stock as of March 27, 1996, was 5,905,912 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

 The following documents are incorporated by reference:

 Registration Statement and Prospectus, Form SB-2, filed March 31, 1995 and effective November 27, 1995, whereby 2,221,117 shares of affiliates and non-affiliates were registered. Certain exhibits thereto are incorporated by reference on the exhibit list attached hereto, Item 13.

 Transitional Small Business Disclosure Format (check one):

Yes           No   X
   --------     --------

                                           TABLE OF CONTENTS
PART I                                                                                              PAGE

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .  10


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 7.  Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15, F-1, F-26
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


PART III

Item 9.  Directors and Executive Officers of Bikers Dream, Inc. . . . . . . . . . . . . . . . . . .  16
Item 10. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 11. Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . .  19
Item 12. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . .  21
Item 13. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 1.  BUSINESS


GENERAL BUSINESS DEVELOPMENT

The Company, which was formerly known as HDL Communications, was incorporated in California in October, 1985. The Company was engaged in the publishing business until June, 1989, when it discontinued operations. The Company remained inactive until March 13, 1995 when it acquired Bikers Dream, Inc., a California corporation engaged in the sales and service of used Harley-Davidson motorcycles and in retail sales of aftermarket accessories and parts for Harley-Davidson motorcycles. Prior to its acquisition of Bikers Dream, Inc., the Company effected a 1 for 1,363,341.473 reverse split of its outstanding Common Stock. After the acquisition, Bikers Dream, Inc. was merged into HDL Communications and HDL Communications changed its name to Bikers Dream, Inc. For accounting purposes, Bikers Dream, Inc. is considered to be the acquiror of HDL Communications.


BUSINESS OF BIKERS DREAM

The Company operates five retail outlets known as Bikers Dream Superstores ("Superstores"), selling quality used Harley-Davidson motorcycles ("Harleys") and a full range of aftermarket parts, accessories and service to Harley enthusiasts. The Company is not a licensed Harley-Davidson dealer and does not sell new Harley-Davidson motorcycles or buy any products or services directly from Harley-Davidson, Inc. The aftermarket for parts and accessories for Harleys is believed to be quite large, although there is no known public source for sales statistics. There are more than 600,000 Harleys currently registered in the United States and, based upon the Harley-Davidson Company's current production plans, this number will increase to approximately 900,000 by 1999. New Harleys are in high demand, with customers waiting up to one year or more to buy one and many customers have turned to the resale market to satisfy their desire for a Harley. The Company believes that Harley customers typically spend between $4,000 and $10,000 on their newly acquired Harleys in the form of custom upgrades and accessories within two years of their initial purchase of the motorcycle. The Company does not depend on any one customer to support its retail operations.

The Company's Superstores are located in Santa Ana, California, Thousand Oaks, California, Sacramento, California, Dallas, Texas and Tampa Bay, Florida. The Company is also establishing a network of franchised Bikers Dream stores, five of which are open and operating as of March 27, 1996. Sales of aftermarket parts and accessories are also made through the Company's 100 page full color mail order catalogue.

The Company intends to actively pursue a strategy of business growth that involves the opening of additional Superstores, and is also pursuing the sale and opening of additional franchises. In addition the Company plans to open a central warehouse to replenish inventories of Company-owned Superstores and franchises and to fill orders received from mail-order catalogue customers.
The Company further has opened what it believes is the first retail store of its type on wheels, which the Company calls "Dream Wheels." This mobile retail store is a 53 foot tractor/trailer which will travel the United States to promote and sell motorcycles, accessories and apparel to Harley enthusiasts at nationally acclaimed events such as Daytona Bike Week, Sturgis, Laconia and the Laughlin River Run. Dream Wheels will carry up to 20 motorcycles for sale as well as a variety of accessories and apparel. It made its initial debut at Daytona Bike Week, March 1-10, 1996.

BIKERS DREAM SUPERSTORES

Each Superstore features a large showroom for the display of merchandise, warehousing for inventory and a repair and customizing shop. The Santa Ana Superstore also contains administrative and franchise training offices. The showroom is organized to allow variation in location of the displays to accommodate customer traffic flow within the store and heighten interest. The area designated as service and assembly is large enough to house a staff of mechanics and service personnel and is capable of accommodating the custom building and rebuilding of motorcycles. The forward area of the showroom is reserved for a display of used Harley-Davidson motorcycles for sale. Larger Superstores are approximately 10,000 square feet in size, while smaller Superstores are approximately 4,000 to 6,000 square feet. The Company currently has three large Superstores and two small Superstores. Management believes this compares favorably with many competitive providers of aftermarket parts, accessories and services to Harley owners which are small, independently owned shops, ranging in size from approximately 1,500 to 4,000 square feet and located in older facilities. These independent shops have limited space for display of motorcycles and accessories to appeal to today's typical Harley customer. In addition, most Harley dealers have few, if any, new Harleys in the showroom since they have all been pre-sold, nor do they carry a large number of used Harleys.


USED HARLEY SALES

Each large Superstore showroom typically has 30 or more quality used Harleys on display at all times. Approximately 70% of these are 1990 to 1996 model Harleys, approximately 20% are 1984 to 1990 models and the remaining 10% are pre-1984 models and an occasional classic. Most of the Harley models on display feature the "Evolution" power train which the Harley-Davidson Company began producing in 1984. Approximately 25% of the used Harleys on display in a Superstore showroom are owned by the Company and the remaining 75% are taken on consignment.

Sources of used Harleys are numerous and include private sellers, regional brokers, in-house buyers and regional/national motorcycle sales publications. The Company buys used Harleys taking into consideration the wholesale value of the motorcycle and the costs of buying, delivering, repairing, reconditioning and otherwise making the motorcycles ready for sale. The Company believes that it will not encounter significant difficulty in maintaining its inventory of used Harleys, although prices of used Harleys are subject to market variations.

Approximately 75% of the used Harleys sold by the Company have been taken in on consignment. Under this arrangement the Company receives a flat fee plus the difference between the actual sales price and the price agreed upon by the Company and the consignee. Consignments are obtained through local ads, referrals, and ongoing consignee relationships.

The Company uses an on-line video system in each of its larger Superstores, which allows customers to view, in real time full motion video, all models of Harley motorcycles and other custom items, such as custom paint jobs, available at all of the larger Superstores and at participating Bikers Dream franchise stores. Management believes that this is a new concept in retail motorcycle sales and customers have accepted the concept very favorably.

As part of its commitment to sell quality used Harleys, the Company's service department inspects each motorcycle in accordance with a comprehensive, standard inspection list. All safety-related items such as brakes, lights and tires, are repaired as needed prior to offering the motorcycle for sale. Other repairs and reconditioning, if required, can also be done by the Company's service department. In addition, all motorcycles are thoroughly detailed before they are placed on the showroom floor.

The Company offers financing through several financial sources at rates which the Company believes are competitive with other financing sources for motorcycles. The Company also offers third party warranty policies on the late model Harley motorcycles it sells. The warranty policies are sold at a premium over dealer cost. Motorcycle insurance is also offered through several independent national companies. The Company receives a fee of up to 20% of the annual insurance premium. Warranties and insurance are also often financed, at inception of the sale, with recourse, or over the term of the finance agreement following the rule of 78's.

The Company also has an agreement with a leading financial institution whereby the institution has issued and underwritten a Bikers Dream credit card which can be used to purchase motorcycles as well as parts, accessories and apparel. This credit card can only be used at Superstores and participating Bikers Dream franchise stores.


AFTERMARKET PRODUCTS

The Company stocks and sells an extensive range of aftermarket products for the Harley enthusiast. Many of these products are not offered by Harley dealers because of the sourcing restrictions in their dealer agreements, nor by independent retailers who typically carry a limited range of products for a variety of motorcycles. According to published reports, only 23% of the independent retailers carry aftermarket parts and accessories for Harleys. The Company currently offers as many as 10,000 different parts, accessories and apparel items, including replacement parts for Harley motorcycles. The Company does not buy any products directly from the Harley-Davidson Company.

The Company has supply arrangements with most of the major motorcycle aftermarket parts and accessory suppliers. Under these arrangements, only one of which is subject to a formal agreement, the Company is entitled to quantity discounts on a distributor-type basis, allowing the Company to sell certain products at dealer price levels to the Company's franchisees and other dealers. The Company purchases its parts and accessories on either extended terms or on a COD basis and considers its relationship with its suppliers to be good. No single company supplies more than 20% of the products sold by the Company. Management believes that the loss of any supplier would not have a material adverse effect on the Company because other suppliers could be relied upon to meet the Company's requirements at a comparable cost.

The Company sells a line of accessories under the brand names Dream Products and Bikers Dream Products. Some of these products, such as Dream Seats (custom motorcycle seats) are designed in-house, and some are existing products which are private label. The Company, pursuant to arrangements with the manufacturers, also blister packs or repackages certain items using the Bikers Dream Logo. The Company plans to expand its proprietary product line and utilize blister packaging as merchandising and sales warrant.

The Company also sells a complete line of products under its Chrome Exchange Program. Under this program, retail customers select a chrome part from a list of over 100 items that the Company keeps in stock. These are new and like new parts which have been chrome plated by a quality outside vendor. The customer pays not only for the added chrome to the part, but also a "core" charge for the part itself at the time of purchase. The customer then has the option to return their like "core," which was removed from their motorcycle, for credit. The returned core is completely inspected by qualified Bikers Dream personnel to ensure that it meets the original manufacturers specifications. If it meets those strict specifications, the customer then receives credit for the core. The core is then re-chromed for sale to the next customer. This program helps keep the cost down for those customers who enjoy upgrading their motorcycle. Those parts used in the program are re-cycled by Bikers Dream to satisfy the needs of the customer.


SERVICE DEPARTMENT

The service department of each Superstore services and repairs customer-owned Harleys as well as the used Harleys on display in the showroom. The service department can also install parts and accessories sold in the Superstore.


FRANCHISING ACTIVITIES

The Company is in the process of establishing a network of franchised Bikers Dream stores. The franchise stores are modeled after the Company-owned Superstores and are expected to be located throughout the United States to service the mid-size markets not directly serviced by large Company-owned Superstores. The Company has sold ten Bikers Dream franchises (three in California and seven in other states). The franchises were sold at a price of $15,000 per franchise. Five of these franchises are currently open and operating, of which two have filed suit for breach of contract. In addition, the Company is conducting negotiations with several other potential candidates for the sale of a Bikers Dream franchise.

The Company has marketed its franchises primarily by advertising in motorcycle and speciality magazines. The franchise advertisement has appeared in a portion of a larger general advertisement featuring the Company's products, service and mail-order catalogue. The majority of responses to the franchise advertisements has been from Harley owners and enthusiasts. The Company continues to advertise in publications such as The Robb Report, The Dupont Registry, Big Twin and Easy Rider magazines.

Each franchise receives an exclusive territory for which the franchisee pays an initial franchise fee and monthly royalties based on sales. The Company provides franchisees with in-house and on-site training and a copy of the Company's franchise operations manual, ongoing newsletters, site training and other operational marketing assistance.

The Company was advised in 1995 by its retained special franchise counsel that certain previous franchise sales and offers to sell franchises were not in compliance with applicable federal and state franchise laws and regulations. Special franchise counsel also advised the Company that applicable federal and state franchise laws have broad enforcement provisions, and that under certain state laws the potential and existing franchisees may have a private cause of action for franchise violations. Consequently, the Company suspended its franchise sales activities in March, 1995 while it was in the process of preparing the required disclosure documents and complying with federal and state franchising laws for future offers and sales of franchises. The Company, through its wholly owned subsidiary, Bikers Dream International, Inc. ("BDII"), has filed its franchise registrations as required by law, and as of December 31, 1995, is authorized to sell franchises in all states and possessions of the United States.

The Company has restructured its franchise program, and resumed its franchise sales activities in August, 1995. Bikers Dream has resolved disputes with three franchisees, and one person who was negotiating to acquire a Bikers Dream franchise in California in accordance with the remedies available under California franchise laws. As a result the Company has acquired one operating franchise from a California franchisee for approximately $340,000, another for approximately $140,000, and has made refund to another franchisee in the amount of $20,176. The Company has also accrued the return of the franchise fee for a non-California franchise which never opened. In addition, the Company has paid a prospective California franchisee $22,500 for a full release of any and all past and future claims.

The Company has signed a new franchise agreement with one of its existing franchisees, and received notice of suit from two of its franchisees in February and March of 1996, which Management believes at this time are likely to be claims of no material consequence. The Company is currently evaluating its relationship with the two other franchisees. The Company also signed a mutual release agreement in February, 1996 with another franchise which cancelled the relationship with Bikers Dream. Management believes that it will resolve the existing disputes with two franchisees and that the remaining two franchisees will accept the Company's offer regarding the restructured franchise program and remain franchisees of the Company.


COMPETITION

The market in which Bikers Dream competes is highly competitive. The main source of competition is the licensed Harley-Davidson motorcycle dealer network, which primarily sells new Harley-Davidson motorcycles, accessories and parts and provides repair/maintenance service on all Harley-Davidson models. Bikers Dream believes that most of the licensed Harley-Davidson dealers neither emphasize nor use marketing or business practices and procedures comparable to those used by the Company in the sale of used Harley-Davidson motorcycles or the sale of aftermarket accessories and apparel. In addition, there are a substantial number of independent motorcycle shops which provide aftermarket parts, services and accessories to Harley-Davidson motorcycle owners. Bikers Dream believes that most of the aftermarket motorcycle shops are small, privately owned businesses with limited facilities, capital and other resources.


PATENTS, LICENSES AND TRADEMARKS

The Company has no patents or product licenses. The Company has obtained a service mark registration in the United States for the mark "Bikers Dream."


REGULATION

The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations. Management believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local laws and regulations.


EMPLOYEES

As of December 31, 1995, the Company had 83 full time employees.


ITEM 2.  PROPERTIES

Bikers Dream operations are conducted in leased facilities located throughout the United States. Its primary administrative facilities are located in Santa Ana, California. The following table describes the general character of the existing facilities as of December 31, 1995:

LOCATION                                            PRIMARY FUNCTION                     SQUARE FEET     LEASE EXPIRES
- --------                                            ----------------                     -----------     -------------
Santa Ana, California                               Executive Offices,
                                                    Corporate Warehouse &
                                                    Retail Superstore                       12,107            2003

Dallas, Texas                                       Retail Superstore                       10,000            1999

Clearwater, Florida                                 Retail Superstore                       10,500            2000

Thousand Oaks, California                           Retail Store                             4,092            1999

Sacramento, California                              Retail Store                            10,480            2000


The Santa Ana location serves not only as a retail Superstore location, but also as a central warehouse supplying goods to both company owned retail stores and franchised dealerships. While the Company believes that its current facilities are adequate for its current needs, future expansion of additional company-owned retail stores and franchised dealerships may necessitate expansion of the Corporate Warehouse and Executive Offices.



ITEM 3.  LEGAL

There were no material legal proceedings, pending or in existence, to which the Registrant was a party as of December 31, 1995. Subsequent to December 31, 1995, the Registrant received two "cease and desist" notices of alleged patent infringements related to Bikers Dream label products. The Company is investigating these claims, and does not believe they are likely to have a material effect on the Company's business.

In February and March, 1996, the Company was served with lawsuits from its Oklahoma and North Carolina franchisees alleging, generally, certain violations of state statutes governing franchise activities and failing to provide adequate franchisee support.

The Oklahoma franchisee seeks compensatory damages in the amount of $71,627 and unspecified punitive damages, and the North Carolina complaint seeks damages in excess of $10,000 for breach of contract, and a sum in excess of $10,000 for punitive damages.

The position of the Company at this time is that these lawsuits are without merit; however, investigation and the discovery process are in early stages.

Management has provided a reserve for its expected costs associated with these claims and does not believe these claims are likely to have a material effect on the Company's financial prospects in excess of the reserves provided.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted during the fourth quarter of fiscal year 1995 to a vote of security-holders.



ITEM 5.  MARKET FOR BIKERS DREAM, INC. COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Bikers Dream, Inc. common stock is traded in the over the counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "BIKR." It was previously traded under the ticker symbol "HOGS" until December 29, 1995 at which time it was
changed to the current "BIKR" symbol.   The stock first began trading as Bikers
Dream, Inc. on March 23, 1995. To date, the volume of trading in the Common Stock has been limited and, therefore, the market prices for the Common Stock may not accurately reflect the value of the Company. The high and low bid prices for the common stock were as follows:


      1995                        LOW              HIGH
      ----                        ---              ----
      First Quarter              $1.75             $1.75
      Second Quarter             $1.75             $4.00
      Third Quarter              $1.25             $4.75
      Fourth Quarter             $1.375            $4.75

To date, the Company has not paid dividends on its common stock.

As of December 31, 1995, there were approximately 1,300 shareholders of record of Bikers Dream, Inc. common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bikers Dream, Inc., incorporated in California in 1985 as HDL Communications, Inc., sells used Harley-Davidson motorcycles ("Harleys") and aftermarket parts, accessories and related apparel to Harley enthusiasts. From 1990 until late 1993, the business operated in a facility of approximately 2,400 square feet in Huntington Beach, California. In December, 1993, the Company opened its first Superstore, a 12,100 square foot facility located in an up-scale commercial center in Santa Ana, California. The Company's second Superstore, a 10,000 square foot facility, was opened on April 8, 1995 in Dallas, Texas. The third Company-owned Superstore was opened on July 28, 1995, in Clearwater, Florida (Tampa Bay area). The fourth Company-owned Superstore, a 4,100 square foot facility, was acquired from a former franchisee on September 22, 1995 and is located in Thousand Oaks, California. The fifth Company-owned Superstore was acquired in November, 1995 from another former franchisee. It is a 10,500 square foot facility located in Sacramento, California, approximately one-half of which is being currently utilized.

In early 1996, the Company launched it first mobile store. This store, which is a custom built 53 foot trailer pulled by a Kenworth tractor, is believed to be the first of its kind in the industry. This mobile store, called "Dream Wheels," carries motorcycles, parts, accessories and apparel for sale at major motorcycle events throughout the United States. The tractor and the trailer have been financed substantially with outside debt for which the equipment is pledged as security. Dream Wheels made its debut at Daytona Bike Week on March 1, 1996.

In addition to retail sales at its Superstores, aftermarket parts, accessories and related apparel are sold through the Company's 100 page full color mail order catalogue. The Company published its second catalogue in February, 1996 for distribution at major biker events such as the Daytona Bike Week, March 1-10, 1996, and the Laughlin River Run of April 18-21, 1996. The Company plans to create its third catalogue of approximately 320 pages in the second half of 1996 for pre-holiday distribution. All catalogues will be full color productions.

The Company is in the process of establishing a network of franchised Bikers Dream stores. As of December 31, 1995, the Company had sold ten Bikers Dream franchises (three in California and seven in other states) at a price of $15,000 per franchise, five of which are currently open and operating. In addition, the Company has conducted negotiations with several other potential franchisees for the sale of a Bikers Dream franchise. The Company was advised in March, 1995 by its special franchise counsel that certain previous franchise sales and offers to sell franchises were not made in compliance with applicable federal and state franchise laws and regulations. Special franchise counsel also advised the Company that applicable federal and state franchise laws have broad enforcement provisions, and that under certain state laws the potential and existing franchisees may have a private cause of action for franchise violations. Consequently, the Company suspended its franchise sales activities in March, 1995 while it was in the process of preparing the required disclosure documents and complying with federal and state franchising laws for future offers and sales of franchises. The Company, through its wholly owned subsidiary, Bikers Dream International, Inc. ("BDII") has filed its franchise registrations as required by law and as of December 31, 1995, is authorized to sell franchises in all states and possessions of the United States. The Company restructured its franchise program and resumed its franchise sales activities in late August, 1995.

Bikers Dream provided written notice to its three California franchisees and one person who was negotiating to acquire a Bikers Dream franchise of their remedies and rights under California franchise laws. As a result, the Company acquired two of its former franchises and returned deposits and certain expenses to the third franchisee and settled the claims of a prospective California franchisee. The Company acquired one of the franchises in September for approximately $340,000 and the other in late November for approximately $140,000. In addition, the Company settled a dispute with a potential California franchisee during the fourth quarter of 1995.

The Company has also refunded the deposit of a non-California franchisee which never commenced business operations, and also signed a mutual release with another franchisee to terminate the relationship. Two franchisees filed suit in early 1996 for breach of contract, one franchisee has signed the new franchise agreement, and negotiations are in process with the remaining two franchisees to bring them under the new agreement. The Company now has a new and more complete franchise circular as well as a new program to qualify prospective franchise applicants. In addition, the franchise training and support program has been expanded to reduce the risk of future franchise difficulties.


RESULTS OF OPERATIONS

The following table sets forth for the period indicated the income and expense items for the year ended December 31, 1995 and 1994.

                                                                         FOR THE YEARS ENDED
                                                                            DECEMBER 31 -
                                                                         -------------------
                                                                        1995             1994
                                                                       ------           -------
Net Revenues                                                        $ 7,790,090       $ 4,626,821

Cost of goods sold                                                    5,980,469         3,526,666
                                                                    -----------       -----------
Gross Profit                                                          1,809,621         1,100,155

Other expenses (income)
       Selling, general & administrative                              3,870,014         1,121,484
       Depreciation and amortization                                     74,543            20,115
       Interest expense                                                  33,359            19,990
       Franchise income                                                (146,996)          (45,000)
       Franchise reacquisition expense                                  269,918                 0
       Other (income) expense                                            (3,250)             (223)
                                                                    -----------       -----------
                                                                      4,097,588         1,116,366
                                                                    -----------       -----------
Loss before benefit (provision) for
       income taxes                                                  (2,287,967)          (16,211)

(Provision) benefit for income taxes                                    (59,726)            3,199
                                                                    -----------       -----------
Net Loss                                                            $(2,347,693)      $   (13,012)
                                                                    ===========       ===========

COMPARISON OF TOTAL YEAR ENDED DECEMBER 31, 1995 AND 1994:

Net revenues for the year ended December 31, 1995 were $7,790,090, an increase of $3,163,269 or 68.4% from the total year ended December 31, 1994. The increase in net revenue is entirely due to the opening of new Company owned Superstores in Dallas, Texas and Tampa, Florida during the year as well as the acquisition of two former franchises in Thousand Oaks and Sacramento, California, and the recognition of income from the sale of financing third party financing contracts relating to the sale of motorcycles to trade customers.

Comparable store sales for the year decreased 0.5% compared to the same period of the prior year. This decrease was due to non-recurrence of the Company's grand opening event which occurred during 1994 for the Company's then one and only Superstore located in Santa Ana, California, and the partial distraction of key retail personnel to the opening of new Superstores.

Total gross profit for the year ended December 31, 1995 was $1,809,621 which was an increase of $709,466 or 64.5% over the same period in 1994. The increase in gross profit was due to an increase in the level of sales volume from the newly opened stores in Dallas, Tampa, Thousand Oaks and Sacramento, and mix of products sold. The gross profit rate for the year ended December 31, 1995 was 23.2% compared to 23.8% for the same period in 1994. The change in rate was due to sales mix, plus a reclassification of service department labor from selling and administrative expenses to cost of goods sold.

Selling, general and administrative expenses were $3,870,014 for the year ended December 31, 1995, which represents an increase of $2,748,530 or 245.1% over the same period last year. This increase is due to several factors, including 1) the opening of new Company owned Superstores, 2) relocation of new employees, 3) adjustments in insurance costs as a result of audits by insurance carriers, 4) legal expenses related to re-registration of franchise offering circular and related matters, 5) legal and accounting fees related to becoming an SEC reporting company and 6) the increase in executive staff necessary to continue the Company's growth.

Depreciation and amortization expense was $74,543 for the year, which was $54,428 or 270.6% higher than the same period in the prior year. The increase was due to the increase in the number of Company owned Superstores plus the addition of computers necessary to bring the financial function in house.

Franchise income for the year ended December 31, 1995 was $146,996 which represents an increase of $101,996 or 226.7% over that of the preceding year. This increase is attributed to the opening of new franchises during the year and improved royalty income from franchise sales activities.

Franchise reacquisition expense includes all costs incurred in excess of the value of assets acquired relating to acquisition of former franchises due to defects in the original franchise offering circular. These defects have been corrected in the new offering circular which became effective in August, 1995. There were no franchises acquired in 1994.

The provision for income taxes for total year 1995 was $59,726. This represents an increase of $62,925. A benefit was recorded in 1994 of $3,199, as compared to an expense in 1995. The Company decided to fully reserve for the Deferred Tax Asset primarily related to its net operating loss carry forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time. The major underlying reason which led to this conclusion is the uncertainty of the Company's ability to raise sufficient debt and equity capital necessary to expand the number of Company-owned Superstores. The Company planned to use this additional capital to expand its retail operations into new locations which would generate more operating income. This additional operating income from expanded retail trade-related activities would defray existing centralized corporate overhead costs and generate additional operating profits to begin utilizing the tax loss carry forwards. As a result of the current time delays in the Company's ability to raise the amount of additional capital required, the Company's management believes that it is not more likely than not that the timing of the income turnaround can be predicted with accuracy.

The net loss for the year ended December 31, 1995 was $2,347,693 as compared to a loss of $13,012 in the same period in 1994. This increase of $2,334,681 was due to continued investment by the Company to expand the business through 1) the opening of new Superstores in various parts of the U.S., 2) the costs related to re-establishing the ability to sell franchises, 3) the costs associated with increased public exposure following the reverse acquisition of HDL Communications in March, 1995, and 4) the loss incurred in connection with the acquisition of two former franchises. New Superstores take approximately six to nine months until they reach the break-even point.

While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future. The Company expects to mitigate inflationary increases through securing additional purchase volume discounts as net sales increase through the opening of future Superstores and franchises.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has substantially relied upon equity capital to sustain its present growth. In connection with the Company's reverse acquisition of HDL Communications on March 13, 1995, the Company received $1.2 million from the private placement of common stock and conversion of warrants.

The Company intends to finance future expansion through a combination of equity and debt financing. The Company is aggressively pursuing various alternatives to obtain either debt or equity capital to continue its growth. Although the Company received $1,240,000 from the private placement of its convertible promissory notes in June and July, 1995, $629,000 from the private placement of convertible notes in December 1995, and $450,500 from a similar placement in January, 1996, such amounts fell short of the additional $8,000,000 to $10,000,000 deemed necessary to fund all future planned expansion of additional retail Superstores and a centralized warehouse to supply the needs of the Company-owned and franchised operations. If the Company is unable to raise the required additional capital, operations will have to be modified and/or downsized in order to achieve a profitable position.

ITEM 7.  FINANCIAL STATEMENTS





                      BIKERS DREAM, INC. AND SUBSIDIARIES



              REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Bikers Dream, Inc.
Santa Ana, California


We have audited the accompanying consolidated balance sheet of Bikers Dream, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bikers Dream, Inc. and Subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and the ability of the Company to raise additional funds and ultimately achieve positive operating cash flows is uncertain and, therefore, this raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Newport Beach, California
February 27, 1996

                       Independent Accountants' Report


To the Stockholders of
Bikers Dream, Inc.

        We have audited the accompanying balance sheet of Bikers Dream, Inc. as of December 31, 1994 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bikers Dream, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.


March 15, 1995                        /s/ LESLEY THOMAS, SCHWARZ & POSTMA, INC.
                                          Lesley, Thomas, Schwarz & Postma, Inc.
                                          A Professional Accountancy Corporation





                                    F-1.1

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 And 1994

                                                                                         1995           1994
                                                                                         ----           ----
                                                  A S S E T S:
Current assets:
  Cash and cash equivalents                                                          $   135,736     $   18,136
  Accounts receivable, net                                                               286,392         98,014
  Inventories                                                                          1,657,460        701,301
  Note receivable from shareholder                                                                       24,616
  Prepaid expenses and other current assets                                              131,095         60,296
                                                                                     -----------     ----------

             Total current assets                                                      2,210,683        902,363


Property, equipment and capitalized leases, net                                          746,640        114,282
Deferred tax asset                                                                                       64,785
Deposits and other assets                                                                181,151         37,219
                                                                                     -----------     ----------

             Total assets                                                            $ 3,138,474     $1,118,649
                                                                                     ===========     ==========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                   $   434,465     $    5,116
  Other accrued expenses                                                                 630,666        125,748
  Current portion of long-term debt                                                       31,878          1,230
  Current portion of notes payable                                                       242,051        521,000
  Notes payable to shareholders                                                          197,047
                                                                                     -----------     ----------

             Total current liabilities                                                 1,536,107        653,094


Deferred rent                                                                             98,374         73,504
Deferred tax liability                                                                                    5,859
Notes payable, less current portion                                                      642,426
Long-term debt, less current portion                                                     177,412         72,324
                                                                                     -----------     ----------


             Total liabilities                                                         2,454,319        804,781
                                                                                     -----------     ----------


Commitments and contingencies (Note 4)

Shareholders' equity:
  Common stock, no par value; 25,000,000 shares
  authorized at December 31, 1995; 5,535,920
  issued and outstanding at December 31, 1995                                          3,166,970        448,990
  Accumulated deficit                                                                 (2,482,815)      (135,122)
                                                                                     -----------     ----------

             Total shareholders' equity                                                  684,155        313,868
                                                                                     -----------     ----------


             Total liabilities and shareholders' equity                              $ 3,138,474     $1,118,649
                                                                                     ===========     ==========


See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Years Ended December 31, 1995, 1994 And 1993

                              --------------------

                                                                             1995              1994             1993
                                                                             ----              ----             ----
Revenues:
   Product sales                                                         $7,589,933        $4,626,821       $1,436,374

   Financing contracts                                                      200,157
                                                                          ---------         ---------        ---------
      Total revenues                                                      7,790,090         4,626,821        1,436,374

Cost of goods sold                                                        5,980,469         3,526,666          922,509
                                                                          ---------         ---------        ---------

      Gross profit                                                        1,809,621         1,100,155          513,865
                                                                          ---------         ---------        ---------


Expenses:
   Selling, general and administrative expenses                           3,870,014         1,121,484          641,986
   Depreciation and amortization                                             74,543            20,115           16,004
   Interest expense                                                          33,359            19,990           22,980
   Franchise income                                                        (146,996)          (45,000)
   Franchise reacquisition expense                                          269,918
   Other (income) expense                                                    (3,250)             (223)          (2,830)
                                                                       ------------         ---------        ---------

      Total expenses                                                      4,097,588         1,116,366          678,140
                                                                          ---------         ---------        ---------

      Loss before (provision) benefit for
         income taxes                                                    (2,287,967)          (16,211)        (164,275)

(Provision) benefit for income taxes                                        (59,726)            3,199           53,327
                                                                        -----------         ---------        ---------

      Net loss                                                          ($2,347,693)         ($13,012)       ($110,948)
                                                                          =========            ======          =======

Net loss per share                                                           ($0.50)          ($0.004)          ($0.10)
                                                                               ====             =====             ====

Weighted average shares outstanding                                       4,730,885         3,300,000        1,153,920
                                                                          =========         =========        =========





See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For The Years Ended December 31, 1995, 1994 And 1993

                              --------------------

                                                          Common Stock                               Total
                                                      ---------------------      Accumulated     Shareholders'
                                                      Shares         Amount         Deficit          Equity
                                                      ------         ------      -----------     -------------
Balances, December 31, 1992                            124,947        $17,000      ($11,162)           $5,838

Issuance of common stock                             1,028,973        140,000                         140,000

Net loss                                                                           (110,948)         (110,948)
                                                     ---------      ---------     ---------         ---------

Balances, December 31, 1993                          1,153,920        157,000      (122,110)           34,890

Issuance of common stock                             2,146,080        291,990                         291,990

Net loss                                                                            (13,012)          (13,012)
                                                     ---------      ---------     ---------         ---------

Balances, December 31, 1994                          3,300,000        448,990      (135,122)          313,868

Reverse merger                                         300,920        300,920                         300,920

Private placement                                      600,000        900,000                         900,000

Notes payable conversions                            1,120,000      1,740,000                       1,740,000

Stock for services                                      15,000         30,000                          30,000

Warrants exercised for cash                            200,000        300,000                         300,000

Costs associated with stock issuances                                (552,940)                       (552,940)

Net loss                                                                         (2,347,693)       (2,347,693)
                                                     ---------     ----------   -----------        ----------
Balances, December 31, 1995                          5,535,920     $3,166,970   ($2,482,815)       $  684,155
                                                     =========     ==========   ===========        ==========

See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1995, 1994 And 1993

                              --------------------


                                                                             1995         1994         1993
                                                                             ----         ----         ----
Cash flows from operating activities:
  Net loss                                                               ($2,347,693)   ($13,012)   ($110,948)
                                                                         -----------    --------    ---------

  Adjustments to reconcile net loss to net cash provided by operating activities:

    Deferred income taxes                                                     58,926      (3,999)     (54,127)
    Note receivable from shareholder - forgiven                               24,616
    Depreciation and amortization                                             74,543      20,115       16,004
    Franchise reacquisition expense                                          269,918
    Stock issuance for consulting services                                    30,000
    Abandonment of fixed assets                                                                         8,161
    Changes in assets and liabilities, excluding effects of
      franchise acquisitions:
      Decrease (increase) in accounts receivable                            (184,850)    (90,945)      12,535
      Decrease (increase) in inventories                                    (895,191)   (463,890)     133,091
      Decrease (increase) in prepaid expenses and other
        current assets                                                       (64,127)    (60,296)       9,408
      Increase (decrease) in accounts payable                                458,745     (73,735)    (147,985)
      Increase in cash overdraft                                                         (41,922)      (1,083)
      Increase in other accrued expenses                                     504,918       3,648       80,057
                                                                         -----------    --------    ---------

             Total adjustments                                               277,498    (711,024)      56,061
                                                                         -----------    --------    ---------


             Net cash used in operating activities                        (2,070,195)   (724,036)     (54,887)
                                                                         -----------    --------    ---------


Cash flows from investing activities:
  Increase in deposits                                                      (133,753)    (18,509)     (12,069)
  Payments for purchases of fixed assets                                    (387,431)    (63,647)     (56,213)
  Acquisition of franchises                                                  (94,871)
  Increase in deferred rent                                                   24,870      73,504
                                                                         -----------    --------    ---------


             Net cash used in investing activities                          (591,185)     (8,652)     (68,282)
                                                                         -----------    --------    ---------


Continued


See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

              For The Years Ended December 31, 1995, 1994 And 1993

                                                                              1995          1994         1993
                                                                              ----          ----         ----
Cash flows from financing activities:
   Proceeds from long-term debt                                                                        $ 64,000
   Principal payments made on long-term debt and
      capitalized leases                                                     ($89,690)    ($83,144)     (65,127)
   Payments received on note receivable from shareholder                                    20,978        2,868
   Proceeds from issuance of common stock                                   1,200,000      291,990      140,000
   Costs associated with issuance of common stock                            (252,020)
   Proceeds from issuance of notes payable                                                 521,000       15,000
   Proceeds from issuance of convertible notes payable                      1,869,000
   Principal payments made on notes payable                                  (145,357)
   Advances on note receivable from shareholder                                                         (33,572)
   Proceeds from notes payable to shareholders                                198,547
   Payments on notes payable to shareholders                                   (1,500)
                                                                            ---------     --------     --------

             Net cash provided by financing activities                      2,778,980      750,824      123,169
                                                                            ---------     --------     --------

             Net increase in cash and cash equivalents                        117,600       18,136         -

Cash and cash equivalents, beginning of year                                   18,136
                                                                            ---------     --------     --------

Cash and cash equivalents, end of year                                      $ 135,736     $ 18,136     $   -
                                                                            =========     ========     =========


Supplemental Information:
                 For the years ended December 31, 1995, 1994 and 1993, $33,359, $19,990 and $22,986, respectively, of cash was paid for interest expense, and $800 of cash was paid for state income taxes each year.

Supplemental Disclosures Of Noncash Activities:
   The Company entered into capital leases on fixed assets in the amount of $127,928 during 1995.

   In September 1995, the Company purchased assets in the amount of $103,359 from a former franchisee, consisting of inventory of $30,961, deposits of $8,820 and equipment of $63,578. In connection with this transaction, notes payable in the amount of $247,950 were issued and cash paid of $94,871. In November 1995, the Company purchased assets from a second franchisee in the amount of $101,338, consisting of inventory of $44,155, deposits and other assets of $13,752 and equipment of $43,431. In connection with this transaction a note payable of $29,293 was issued to the former franchisee and debt was assumed in the amount of $102,591. With respect to both of the above transactions, the excess of the purchase price over assets acquired was expensed during 1995 as these franchises were reacquired due to disputes with the franchisees as a result of the Company's franchise circular not being in compliance with applicable federal and state laws.


Continued


See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

              For The Years Ended December 31, 1995, 1994 And 1993

                                  ------------

   In March 1995, the Company converted a $500,000 promissory note into 500,000 shares of the Company in connection with the acquisition of HDL Communications by Bikers Dream, Inc.

   In June and July 1995, the Company issued convertible notes in the amount of $625,000 and $615,000, respectively. These notes were converted into a total of 620,000 shares of common stock of the Company during the year.

   In December 1995, the Company entered into a note payable with a lender for a Kenworth T-100 tractor in the amount of $97,498.

   During 1994, the Company's President and CEO assumed ownership of a Company automobile and truck, with a net book value of $36,901, along with forgiveness of a note payable to the Company in the amount of $24,616, which were treated as compensation expense.





   See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 And 1993

                                  ------------

1.       Company Operations And Liquidity:

         Bikers Dream, Inc. (the "Company") was originally incorporated in 1991. As of March 13, 1995, the Company acquired a publicly-traded dormant entity formerly known as HDL Communications ("HDL"). After the acquisition, the Company was merged into HDL and HDL changed its name to Bikers Dream, Inc. At the time of acquisition, there was no active trading market for the Company's stock and management of the Company and HDL determined in arm's length negotiation that the market value of the combined entities was approximately $4.0 million (or approximately $1.00 per share) which was evidenced by the number of shares issued (4,100,000) in connection with the acquisition as follows:

                  3.3 million shares to former Company shareholders
                   .3 million shares to former HDL shareholders
                   .5 million shares to holders of $500,000 of convertible
                      notes of HDL who converted them into shares of the Company at a price of $1.00 per share immediately prior to the closing of the acquisition

         At the time of the merger, HDL's assets and liabilities consisted of a note receivable of $500,000 from the Company and notes payable in the amount of $500,000. As the notes were converted into shares concurrent with the acquisition, the .3 million shares issued to former HDL shareholders were issued in consideration for the public entity HDL.

         The substance of the transaction was a recapitalization of the Company's shares for those of HDL's shares. Shareholders' equity has been restated to give retroactive recognition to the recapitalization and has been treated as a stock split for all periods presented. In addition, all references in the financial statements to number of shares and per share amounts of the Company's common stock have been restated.

         The surviving company is in the business of selling used Harley Davidson motorcycles, parts, accessories, apparel and service through Company-owned retail stores throughout the United States and selling franchises based upon the Company concept.

         The Company's consolidated financial statements for the year ended December 31, 1995 have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,347,693 for the year ended December 31, 1995 and as of December 31, 1995 had an accumulated deficit of $2,482,815. The Company's working capital at December 31, 1995 is $674,576. The Company experienced an increase in its selling and administrative expenses of $2,748,530 over the prior year. This increase was

Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

                                  ------------


1.       Company Operations And Liquidity, Continued:

         primarily the result of hiring additional corporate employees to continue the Company's growth, the startup expenses associated with the opening of two new Company-owned Superstores, an increase in audit and legal fees related to the Company becoming an SEC reporting company and expenses related to the Company's re-registration of its franchise circular.

         Management has previously relied on equity sources to fund operations as the Company is in its initial growth and expansion stage and the Company's access to third party financing has been limited. Access to debt financing has been limited to capital leases entered into for
         fixed asset purchases.   As a result, the reliance by the Company on
         equity sourcing is critical and may not be sufficient to fund operations in the future and continue support of the corporate and administrative expense structure.

         The Company has retained an investment banking firm to advise and assist in the sale of equity securities and or placement of private debt. Management expects these efforts to result in obtaining additional financing with which to expand its operations and increase the number of Company-owned Bikers Dream superstores.

         The Company has incurred recurring losses from operations and the ability of the Company to raise additional funds and ultimately achieve positive operating cash flows is uncertain and, therefore, this raises substantial doubt about the Company's ability to continue as a going concern.

         Principles Of Consolidation:

         The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries, including the accounts of Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc. and Bikers Dream Eagle Enterprises, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.



Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

2.       Summary Of Significant Accounting Policies:

         Revenue Recognition:

                 Product Sales - Revenue from the sale of products is recognized at the time of sale to a retail customer.

                 Financing Income - Financing income is the Company's participation in finance contracts for motorcycle sales. Revenue from financing income is recognized at the time financing arrangements are contractually completed between a retail customer and a third-party lender. The Company recognizes as financing income 80% of the total finance income expected to be received over the life of the finance contract. This estimate is based on experience with similar contracts owned by the finance company.

                 Franchise Income - Income from the sale of franchises is recognized at the time the franchise commences retail operations and the Company has performed substantially all of the services which it is required to perform under the Company's franchise agreement. These services provided to franchises include, but are not limited to, assistance in site selection and in-house and on-site training with instruction using the Company's franchise operations manual.

         Superstore Pre-Opening Costs:

         All costs associated with opening a company-owned and operated Superstore, with the exception of capitalized furniture, fixtures and equipment, are expensed when incurred.

         Advertising Costs:

         Those costs associated with placement of advertisements in various periodicals are expensed when the advertisement is run. Internal development costs are expensed as incurred.

         Catalog Costs:

         Internal costs associated with the development of mail order catalogs are expensed as incurred. External costs, excluding printing, relating to the development of the catalog are capitalized and amortized over 12 months from the first publication. Costs associated with printing catalogs are inventoried when purchased and expensed as catalogs are sold or distributed.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

2.       Summary Of Significant Accounting Policies, Continued:

         Income Taxes:

         The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Net Loss Per Common Share:

         The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted are the same. Net loss per common share was determined by dividing net loss by the weighted average shares outstanding in each period.

         Cash And Cash Equivalents:

         For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents.

         Accounts Receivable:

         At December 31, 1995, the allowance for doubtful accounts was $23,251. There was no such allowance at December 31, 1994.

         Inventories:

         Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market. The entire inventory consists of purchased items which are categorized as finished goods. At December 31, 1995, the reserve for obsolescence was $30,000. There was no inventory reserve at December 31, 1994.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

2.       Summary Of Significant Accounting Policies, Continued:

         Property, Equipment And Capitalized Leases:

         Property, equipment and capitalized leases are recorded at cost with depreciation and amortization provided using the straight-line method over the estimated useful lives of the assets which range from three to ten years or the term of the lease, whichever is the lesser. Repairs and maintenance are expensed as incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in operations.

         Deferred Rent:

         Deferred rent arises from rent abatements which are negotiated at the beginning of certain property leases. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over the cash payments since the inception of the lease.

         Concentration Of Risk:

         The Company is operating in a growing market due to the current nationwide popularity of Harley Davidson motorcycles. Its future success is dependent on the continuation of interest in the recreational motorcycle industry.

         Concentration Of Credit Risk:

         The Company's cash and cash equivalents are placed with high credit quality financial institutions. The Company had demand deposits in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits at December 31, 1995.

         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their disper-sion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.
         As of December 31, 1995 and 1994, the Company has no significant concentrations of credit risk.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

2.       Summary Of Significant Accounting Policies, Continued:

         Use Of Estimates In The Preparation Of Financial Statements:

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.


3.       Property, Equipment And Capitalized Leases:

         Property and equipment consists of the following:

                                                                                       December 31,
                                                               Estimated             -----------------
                                                             Useful Lives            1995         1994
                                                             ------------            ----         ----
         Furniture and fixtures                              7 years               $156,171      $31,012
         Leasehold improvements                              7 years                226,884       22,255
         Equipment                                           5-7 years              102,326       59,604
         Computers                                           5 years                263,742       29,493
         Autos and trucks                                    3-10 years              97,498
                                                                                   --------     --------

                                                                                    846,621      142,364

         Less, Accumulated depreciation and amortization                            (99,981)     (28,082)
                                                                                   --------     --------

                                                                                   $746,640     $114,282
                                                                                   ========     ========





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

3.       Property, Equipment And Capitalized Leases, Continued:

         The Company leases certain computer equipment under agreements which are classified as capital leases. These leases have original terms of five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at December 31, 1995 are as follows:

         Computers                                                                $127,928

             Less, Accumulated amortization                                         (8,535)
                                                                                  --------

                                                                                  $119,393
                                                                                  ========

         There were no assets under capital lease during fiscal 1994. In February, 1996, the Company contracted to have a custom trailer built for its Dream Wheels mobile store operation. The Company has secured a loan in 1996 in the amount of $343,555 for which the custom trailer is pledged as collateral. Scheduled monthly payments against this loan will be $5,739 for 72 months beginning in March 1996.


4.       Commitments And Contingencies:

         The Company leases all of its operating facilities. The Santa Ana, California operating facility, which serves as a retail Superstore as well as the Corporate warehouse and executive offices, is leased under a noncancelable tenant operating lease for the monthly rent of $11,865 subject to annual CPI increases starting the third year of the lease. The lease term is 120 months commencing November 1, 1993 with two successive five-year options.

         The Company negotiated a lease at a second Company-owned Superstore in Dallas, Texas. The terms of the lease call for a monthly rent of $8,000 subject to CPI increases. The lease term is sixty months commencing January 1, 1995 with two successive five-year options.

         On March 1, 1995, the Company negotiated a lease to open its third Company-owned Superstore in Clearwater, Florida. The lease term is 60 months commencing June 1, 1995 with the monthly lease payments starting at $4,000 and increasing up to $9,261 per month through the term of the lease. The Company has an option to extend the lease for five years.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

4.       Commitments And Contingencies, Continued:

         On September 22, 1995, the Company purchased one of its franchise stores. The Company assumed the store's lease as part of the transaction. The lease term is 60 months commencing January 1, 1994 with monthly lease payments starting at $3,500 and increasing up to $4,410 per month through the term of the lease.

         On November 21, 1995, the Company purchased another of its franchise stores. The Company did not assume this lease, but instead issued a guarantee to the former franchisee to continue its lease payment. The lease term is 63 months commencing on April 1, 1995 with monthly lease payments of $3,039 per month. The monthly lease payments increase to $3,555 per month over the term of the lease.

         Total rent expense incurred by the Company for the years ended December 31, 1995, 1994 and 1993 was $313,924, $142,878 and $76,930
         respectively.

         Minimum future annual non cancelable commitments are as follows

         For The Years Ending December 31,
         ---------------------------------
                 1996                                                  $399,867
                 1997                                                   425,070
                 1998                                                   434,017
                 1999                                                   415,614
                 2000                                                   210,020
                 Thereafter                                             379,685
                                                                     ----------

                                                                     $2,264,273
                                                                     ==========

         The Company is involved in various litigation arising from the sale of two franchises and in the ordinary course of business. Although the final outcome of these legal matters cannot be determined, management has estimated the Company's loss and accrued for such amounts in the December 31, 1995 financial statements. The final resolution of these matters could have a material adverse effect on the financial position of the Company.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

5.       Long-Term Debt:

         Long-term debt at December 31, 1995 and 1994 consists of the following:

                                                                                 1995                 1994
                                                                                 ----                 ----
         Note payable to lender in monthly installments varying
            from $457 to $492, including principal and interest at
            rates varying from 5% to 7.5%.  The note was paid in full
            in December 1995.                                                                        $73,554

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
            principal and interest payments of $2,272 per month, with
            interest at 20% per annum through May 2000
                                                                                $79,212

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
            principal and interest payments of $937 per month, with
            interest at 16% per annum through December 2000
                                                                                 42,580

         Long-term note payable to a finance company, collateralized by a diesel tractor, requiring principal and interest payments of $1,870 per month, with interest at 10% per annum through
            January 2001
                                                                                 87,498
                                                                               --------              -------

                                                                                209,290               73,554


                       Less, Current portion                                    (31,878)              (1,230)
                                                                               --------              -------


                          Long-term debt, net of current portion               $177,412              $72,324
                                                                               ========              =======





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

5.       Long-Term Debt, Continued:

         Minimum future principal debt payments at December 31, 1995 are as follows:

                                                                  Capitalized
                                                                     Leases        Other         Total
                                                                  -----------      -----         -----
         For The Years Ending December 31,
         ---------------------------------
                 1996                                              $ 38,510      $ 20,568     $ 59,078
                 1997                                                38,510        22,438       60,948
                 1998                                                38,510        22,438       60,948
                 1999                                                38,510        22,438       60,948
                 2000                                                22,603        22,438       45,041
                 Thereafter                                           4,258         1,870        6,128
                                                                   --------      --------     --------

                                                                    180,901       112,190      293,091

                 Less, Amounts representing interest                (59,109)      (24,692)     (83,801)
                                                                   --------      --------     --------

                                                                   $121,792      $ 87,498     $209,290
                                                                   ========      ========     ========


6.       Income Taxes:

         The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

                    Year Ended December 31,                        1995              1994               1993
                    -----------------------                        ----              ----               ----
                    Current:
                          Federal                                   -                 -                  -

                          State                                      $800             $800               $800
                                                                      ---              ---                ---

                                                                      800              800                800
                                                                      ---              ---                ---
                    Deferred:
                          Federal                                  50,710           (3,999)           (54,127)

                          State                                     8,216             -                  -
                                                                    -----           ------            -------

                                                                   58,926           (3,999)           (54,127)
                                                                   ------           ------            -------


                    Provision (benefit) for
                      income taxes                                $59,726          ($3,199)          ($53,327)
                                                                  =======           ======            =======





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993

                               ---------------

6.       Income Taxes, Continued:

         The tax effects of temporary differences which give rise to the deferred tax (provision) benefit consists of:

                                                                                 1995                 1994
                                                                                 ----                 ----
         Property and equipment                                                ($19,983)             ($3,851)
         Accrued liabilities                                                     19,320
         Accounts receivable allowance                                           10,068
         Inventory reserve                                                       12,990
         Net operating losses                                                   813,984              (11,047)
         Other                                                                   23,964               18,897
         Valuation allowance                                                   (919,269)
                                                                               --------              -------

                                                                               ($58,926)              $3,999
                                                                               ========               ======


         The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                                                   For The Year Ended
                                                                               -----------------------------
                                                                                1995                    1994
                                                                                ----                    ----
         Statutory regular federal income tax rate                             (34.0%)                 (34.0%)
                State income taxes, net of federal benefit                        .2
                Change in valuation allowance                                   36.5
                Other                                                            (.1)                   14.3
                                                                               -----                   -----

                                                                                 2.6%                  (19.7%)
                                                                               =====                   ======



Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993



6.       Income Taxes, Continued:

         The components of the deferred income tax assets (liabilities) as of December 31 are as follows:

                                                                                        1995                 1994
                                                                                        ----                 ----
         Property and equipment                                                       ($26,785)             ($5,859)
         Accrued expenses                                                               19,320
         Accounts receivable allowance                                                  10,068
         Inventory reserve                                                              12,990
         Net operating loss carryforwards                                              860,591               46,607
         Other                                                                          43,085               18,178
                                                                                      --------               ------


         Valuation allowance                                                          (919,269)
                                                                                      --------               ------


          Net deferred tax assets                                                     $   -                 $58,926
                                                                                      ========              =======


         As of December 31, 1995, the Company had net operating loss carryforwards for federal and state purposes of approximately $2,234,000 and $1,084,000, respectively. The net operating loss carryforwards begin expiring in 2005 and 1997, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change, under the provisions of Internal Revenue Code
         Section 382 and similar state provisions.


7.       Notes Payable:

         The notes payable at December 31, 1995 and 1994 consist of the following:

                                                                                   1995               1994
                                                                                   ----               ----
            Note payable to related party, HDL, accruing interest at a prime rate plus 1% on $200,000 of the unpaid principal balance, principal plus any accrued interest due March 1995, collateralized by all assets of the Company.  This note was converted into
              333,333 shares of common stock in March 1995.                                          $500,000



            Note payable to lender, due on demand.  This note was paid
              in February 1995.                                                                        21,000






Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993


7.        Notes Payable, Continued:

                                                                                         1995                1994
                                                                                         ----                ----
            Note payable to former franchisee in conjunction with
              acquisition of former franchise operation.  The note accrues interest at 9% and is payable in equal installments of $13,118 through October 1996, collateralized by all the assets of the
              Company.                                                                  $125,924

            Note payable to bank which was assumed in conjunction with the acquisition of a former franchise operation.  The note is guaranteed by the SBA and is collateralized by all the assets of the Sacramento store.  The note accrues  interest at the rate of prime plus 2-1/2% per annum on the unpaid balance and is payable
              in monthly installments through April, 2005.                               101,480

            Note payable to former franchisee in conjunction with
              acquisition of former franchise operation.  Note is
              uncollateralized, noninterest-bearing and is payable in 24
              equal installments of $1,221 through November 1997.                         28,073

            Convertible notes payable.  These notes are collateralized by the assets of the Company.  The notes bear interest at a rate of
              8% per annum until the principal is converted into shares of the
              Company's common stock at $1.70 per share on the earlier of 90 days after the issuance of the notes or that date on which the
              Company receives approved bank financing in the amount of $800,000 or more.  These notes matured on March 14, 1996 and were
              converted into shares of common stock at $1.70 per share.                  629,000
                                                                                         -------       -------------

                                                                                         884,477            $521,000


                                                                                        (242,051)           (521,000)
              Less, Current portion                                                      -------       -------------


                                                                                        $642,426       $          -
                                  Notes payable, long-term portion                      ========       =============









Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993


8.       Franchise Income:

         The Company entered into five and three franchise store agreements during fiscal years 1995 and 1994, respectively. The Company received a $15,000 fee for each store and is due to receive 5% of each store's weekly sales through the term of the franchise agreements. The franchise agreement initial term does not exceed twenty years. During 1995 the Company reacquired two franchise operations and refunded the franchise fee at a third franchisee.


9.       Stock Options:

         The Company has three active stock option plans. All plans were adopted by the Board of Directors in 1995 and will be presented to the shareholders for approval at their first annual meeting in June 1996. The stock option plans have effectively been approved in 1995 as the Board of Directors constitutes a majority of the shareholders. The shares issued pursuant to the plans are restricted shares, until or unless registered by the Company.

         The Incentive Stock Option Plan is intended to meet the requirements of Section 422A of the Internal Revenue Code of 1986, as amended. Under the plan, options may be granted by the Compensation Committee to its officers, key employees, and other employees according to responsibility and length of service. Options may not be granted to employees owning more than 10% of the total combined voting power of the stock of the corporation. Options granted under the plan shall be granted within 10 years of the date of the adoption of the plan, and must be exercised within 10 years of the grant. The aggregate number of shares that may be issued pursuant to the plan is 500,000 over the life of the plan, and the aggregate fair market value of the stock for exercise for the first time during any calendar year is $100,000 per individual. Options vest pro rata over a four-year period. The option price is determined by the bid price of the Company's shares as quoted on NASDAQ or the Bulletin Board at the close of business on the date of the grant.

         The Nonqualified Stock Plan was adopted by the Board of Directors in April 1995, subject to approval by the shareholders. This plan provides for incentives to management, executive personnel of the Company and others. The plan limits the number of shares to 500,000, and the aggregate value of underlying shares granted in any year for any single employee may not exceed $100,000 in value. The option price is fixed by the bid price of the Company's shares as quoted on NASDAQ or the Bulletin Board at the close of business on the date of the grant. Options must be exercised within 10 years of the date of grant thereof and shall vest at such time or times as the Board of Directors shall fix on the date of grant.




Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993



9.       Stock Options, Continued:

         The Director's plan is a Nonqualified Plan adopted in April 1995. The plan provides, as amended, for 300,000 shares in total, 50,000 shares to be granted to each director on assuming office. The underlying share price is determined by the bid price on NASDAQ or the Bulletin Board on the date of the grant. The options vest over a five-year period.

         Information regarding the Company's stock option plans is summarized below:

                                                                                              Director's
                                                    Incentive Stock       Nonqualified      Nonqualified
                                                        Option Plan        Option Plan       Option Plan
                                                    ---------------       ------------      ------------
         Shares under option:
         Activity during 1995:
            Granted                                         374,800            690,000           300,000
            Exercised
            Canceled
                                                            -------       ------------      ------------

         Outstanding at December 31, 1995                   374,800            690,000           300,000
                                                            =======       ============      ============

         Grant price per share                            $1.50-$2.875      $1.50-$2.875      $1.50-$2.875

         Exercisable at December 31, 1995                    55,000            640,000            60,000

         The Company also has issued nonqualified options, in conjunction with the HDL and Company merger, to purchase 550,000 shares of common stock at an exercise price of $1.00 per share. The options are exercisable at any time prior to March 13, 1998. The $1.00 exercise price was established at the time the Company agreed to be acquired by HDL in August 1994.

         Prior to April 1995, when options were granted to key employees and directors at an option price of $1.50 per share, there was no active trading of the shares. To set the option value, the Company looked to the valuation of the most recent large transaction, i.e., shares issued at a price of $1.50 per share in connection with the HDL acquisition of the Company in March 1995. Subsequent to that period, the Company has used the bid price for the shares.

         Refer also to stock option transactions described in Note 10.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993



10.      Related Party Transactions:

         At December 31, 1994, the Company had a demand note receivable from its majority shareholder that was noninterest-bearing in the amount of $24,616. This obligation was forgiven by the Company and considered as compensation expense in 1995.

         During 1995 and 1994, the Company incurred $219,045 and $156,923, respectively, in legal fees and/or consulting fees from a law firm of which Rowland W. Day, II, a director of the Company, is a partner.

         In August 1994, Rowland W. Day, II loaned $300,000 to HDL. HDL used the proceeds from the loan from Mr. Day, along with the proceeds of other loans from nonaffiliates in the aggregate additional amount of $200,000, to make a $500,000 collateralized loan to the Company upon the signing of the Acquisition Agreement. The loan was evidenced by the Company's noninterest-bearing convertible promissory note which was converted into shares of the Company's common stock upon consummation of the acquisition on March 13, 1995 at the conversion price of $1.00 per share. The Company also agreed to issue warrants to such nonaffiliates to purchase 200,000 shares of the Company's common stock at a price of $1.50 per share. The warrants were converted to 200,000 shares of common stock on September 8, 1995.

         In February 1995, Rowland W. Day, II loaned $50,000 to the Company, the proceeds of which were used to purchase four used Harley-Davidson motorcycles. The Company repaid the loan and interest thereon in the amount of $2,000 to Mr. Day in March 1995.

         The Company agreed to grant to Rowland W. Day, II and/or his assigns, upon consummation of the Bikers Dream Acquisition, an irrevocable three-year option to purchase, at a price of $1.00 per share, 550,000 shares of common stock (Note 9). Mr. Day has assigned his right to receive options to purchase 170,000 of such shares to other persons.

         The Company has granted options to Company officers, in connection with employment agreements, to purchase 100,000 shares and 350,000 shares of common stock at a per share exercise price of $1.50 and $2.50, respectively. The options vest over a five-year period commencing in March 1995 and September 1995, respectively. The options expire 10 years following the date of the option grant.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993



10.      Related Party Transactions, Continued:

         In April 1995, the Company granted options to each of its then current directors to purchase, at an exercise price of $1.50 per share, 50,000 shares of common stock, which options vest in increments over a five-year period.

         In April 1995, Dennis Campbell, President, Chief Executive Officer and a director of the Company, loaned $75,000 to the Company, the proceeds of which were used for working capital. The Company agreed to repay the loan and interest thereon of $5,000 within 60 days after the date of the loan. This loan was subsequently paid in full with interest.

         On April 6, 1995, the Company entered into a consulting agreement with Meyer Duffy & Associates, Inc. ("Meyer Duffy") for management consulting, financial advisory and investment banking services to be rendered to the Company for six months in consideration of a monthly fee of 2,500 shares of the Company's common stock, plus travel expenses, if incurred. This agreement was effective through September 1995, and the 15,000 shares were issued in December 1995 at $2 per share. Donald Duffy, a member of the Board of Directors of the Company, is a principal of Meyer Duffy.

         The Company has granted nonqualified options to Meyer Duffy to purchase 30,000 shares of common stock at $2.50 per share. The options vested at the time of grant for services rendered, and are exercisable within two years following the date of grant in April 1995.

         On August 31, 1995, Dennis Campbell loaned the Company $24,000 on a demand note at an interest rate of 16% per annum. This note was reduced by a principal payment of $1,500 during 1995, leaving a balance of $22,500 as of December 31, 1995.

         On December 31, 1995, Dennis Campbell loaned the Company $14,547 on demand at 10% interest, which note was outstanding at December 31, 1995, and subsequently paid in full in January 1996.

         On December 31, 1995, the Company issued its demand note payable in lieu of compensation to Dennis Campbell in the sum of $100,000, bearing interest at 10%, in consideration of a bonus deferral.

         On October 1, 1995, the Company entered into a consulting agreement with Meyer Duffy, which was amended on November 1, 1995, whereby Meyer Duffy was retained to provide consulting, financial advisory and investment banking services for a ten-month term commencing October 1, 1995. The agreement provides for the payment of $5,000 per month to Meyer Duffy.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993



10.      Related Party Transactions, Continued:

         On October 17, 1995, William R. Gresher, Senior Vice President, Chief Financial Officer and a director of the Company, loaned $50,000 to the Company, pursuant to a note bearing interest at 11% per annum, on demand, and on October 24, 1995, Mr. Gresher loaned an additional $10,000 to the Company on the same terms.

         On November 3, 1995, M.D. Strategic L.P., a partnership of which Donald Duffy, a director of the Company, is a principal, loaned $100,003 to the Company for 90 days at 8% interest per annum, receiving notes which are convertible into shares of common stock of the Company at $1.70 per share on certain conditions related to proposed asset-based financing of the Company. On December 3, 1995, M.D. Strategic made an additional loan of $49,997 to the Company, and on December 5, 1995, a similar loan was consummated in the sum of $50,000, for convertible notes bearing the same terms and due 90 days from the funding thereof. These notes were converted on March 14, 1996 into common stock of the Company.

         Under the terms of the agreement, Meyer Duffy is to use its best efforts to obtain a commitment from an investment banking firm to raise up to $20 million in capital for the Company. The agreement provides that upon the successful closing of an offering through an investment banker introduced by Meyer Duffy, the Company will issue an option to Meyer Duffy to purchase 10,000 shares of the Company's common stock for each $1 million of capital received by the Company in such an offering, up to a maximum of 100,000 shares for $20 million in capital received, and that the option is granted in pro rata increments, exercisable at a price of $1.70 per share at any time within two years after the date of completion of a successful financing pursuant thereto.

         In addition, Meyer Duffy is to be compensated by means of an option to purchase 50,000 shares of the Company's common stock at a price of $1.70 per share within two years of a grant in consideration of arranging for bridge financing to the Company in the amount of $1.1 million in convertible debt, and a fee of 5% of all proceeds received from the bridge financing in excess of $100,000.

         During 1995, the Company incurred $28,557 in legal fees to the law offices of Robert E. King, Jr. of which Richard E. King, Jr., Secretary and a director of the Company, is the principal.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 And 1993



11.      Fair Value Of Financial Instruments:

         The fair value of the Company's long-term debt and notes payable approximates the carrying value at December 31, 1995. This estimate is based on the fact that the majority of the long-term debt and notes payable were negotiated transactions near year-end, and the negotiated interest rates approximate a market rate at that time.


12.      Recently Issued Accounting Standard:

         The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards No. 123 (FAS 123) entitled "Accounting for Stock-Based Compensation." Upon adoption of FAS 123 in fiscal 1996, the Company will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and provide disclosure with respect to the fair value of the Company's options. The Company has not yet determined the impact of this disclosure on its financial statements.


13.      Subsequent Events (Unaudited):

         On January 19, 1996 the Company issued convertible notes at $450,500, bearing interest at 8% annually. The notes are convertible into common stock at $1.70 per share on April 19, 1996.

         On April 10, 1996 the Company signed a ninety day loan for $300,000 with Meyer & Duffy. The loan bears interest, which is prepaid at 14.0% annually.





Continued

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Coopers and Lybrand L.L.P., independent accountants, audited the financial statements of the Company for the fiscal year ended December 31, 1995.
Lesley, Thomas, Schwarz & Postma, Inc., independent accountants, audited the financial statements of the Company for all preceding fiscal years. The former accountants for HDL Communications were KPMG Peat Marwick LLP. Form 8K was filed in 1995 with the Securities and Exchange Commission announcing the change in independent accountants. There are no disagreements with either of these public accounting firms on accounting matters and financial disclosure.



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF BIKERS DREAM, INC.

The Company's current officers and directors consist of the following persons:

         NAME                     OFFICE
         ----                     ------
         Dennis W. Campbell       President, CEO and Director
         William R. Gresher       Sr. Vice President, Chief Financial Officer and Director
         Jeffrey L. Simons        Executive Vice President
         Richard E. King, Jr.     Secretary and Director
         Rowland W. Day, II       Director
         Donald J. Duffy          Director
         Humbert B. Powell, III   Director

Mr. Day has been a director of the Company since October, 1985, serving in various executive capacities, including President, from October, 1985 until March 13, 1995. Mr. Campbell, Mr. Gresher and Mr. King have held office since March 13, 1995 (the date of acquisition by the Company of Bikers Dream, Inc.). Mr. Duffy became a director on December 7, 1995, and Mr. Powell on December 19, 1995. Mr. Simons joined the Company on March 1, 1995 and Mr. Gresher became a full time employee on September 25, 1995.

Directors are elected on an annual basis at the Company's annual meeting of stockholders. The present term of each director will expire at the next annual meeting of stockholders or at such time as their respective successors are duly elected and qualified. Executive officers are elected annually and, except to the extent governed by employment contracts, serve at the discretion of the Board of Directors.

DENNIS W. CAMPBELL. 36, President and CEO, Director and founder of Bikers Dream. Prior to founding Bikers Dream in 1990 as a sole proprietorship and incorporating the business in 1991, Mr. Campbell had extensive experience in developing, opening and operating automobile parts and accessories stores. In 1983, Mr. Campbell opened Vee Dub Parts Unlimited, which offered custom parts and accessories for Volkswagen automobiles. Within one year of its inception, Vee Dub Parts Unlimited was one of the industry leaders on a worldwide basis. In 1985, Mr. Campbell started Vee Dub Parts Unlimited Machine Shop, a division of Vee Dub Parts Unlimited, dedicated to building engines, custom machining, and development of signature series hi-flow racing heads. In 1986, Mr. Campbell purchased Ed's Machine, a crankshaft manufacturing company, which provided a complete line of high performance crankshafts for Volkswagen automobiles. In 1987, Mr. Campbell sold Denmar Enterprises, Inc., a holding company for

Vee Dub Parts Unlimited and Ed's Machine. From 1987 to 1990, Mr. Campbell was employed as Finance Manager for Bill Maxey Toyota in Huntington Beach, California. Mr. Campbell is a major shareholder of the Company and holds approximately 40% of the common stock.

WILLIAM R. GRESHER. 49, Sr. Vice President, Chief Financial, Operational and Administrative Officer and Director. Since early 1990, Mr. Gresher served in a variety of executive financial positions with Allergan, Inc. Mr. Gresher's last position was Vice President Corporate Financial Planning at Allergan before he joined Bikers Dream in September, 1995 on a full time basis. Mr. Gresher also served in the capacity of Vice President and Controller for Allergan Europe, based in the United Kingdom. Before his employment with Allergan, Mr. Gresher held various executive financial positions with Baxter International, Deerfield, Illinois for 10 years; Bell & Howell, Lincolnwood, Illinois for seven years; and Arthur Andersen & Co., certified public accountants, for five years. Mr. Gresher's international experience includes four years as an expatriate in Tokyo, Japan, and two years in London, England plus four years of financial responsibility for businesses in the Pacific Rim and Europe. Mr. Gresher is a certified public accountant and holds both Bachelor's and Masters degrees from Northern Illinois University.

JEFFREY L. SIMONS. 40, Executive Vice President, Vice President of Retail Operations and President of the franchise subsidiary. Prior to joining the Company in 1995, Mr. Simons served as Director of Retail Operations and Merchandising with Easyriders Franchising, Inc. where he was responsible for all facets of franchise development and implementation, including concepts, planning, operations, systems, staffing, training and merchandising. From 1982 to 1994, Mr. Simons ascended through various divisions in Harley-Davidson, Inc. and Harley-Davidson International, Inc. where he was involved in testing and development, engineering and powertrain performance, international sales, marketing and distribution. He was also responsible for the strategic planning, implementation, and management of all Harley-Davidson International "Designer Store" franchise development, renovation, and merchandising programs outside of North America. During his career with Harley-Davidson, he spent extensive periods of time overseas engaged in negotiation, sales and communication with independent distributors, subsidiary management, and the franchise dealers network.

RICHARD E. KING, JR. 60, Secretary and Director. Mr. King is a practicing attorney in Newport Beach, California. He has practiced in the area of business and corporate law, corporate finance, tax and international tax, and estate planning for over 30 years. He has also served as President and Chief Executive Officer of two corporations in the construction and sports industries and has served on the Board of Directors of a number of corporations. Mr. King is a member of the California, Pennsylvania, Federal District Courts and U.S. Tax Court bars. He holds a Bachelor of Arts degree from Denison University, Granville, Ohio and a Juris Doctorate from the University of Michigan Law School, Ann Arbor.

ROWLAND W. DAY II. 40, Director. Mr. Day is a partner in the law firm of Day, Campbell & McGill in Costa Mesa, California. He has practiced in the area of business and corporate law and corporate finance for 12 years. Mr. Day is a member of the California bar. He holds a Bachelor of Arts degree from California State University at Fullerton and a Juris Doctorate from Whittier Law School.

DONALD J. DUFFY. 28, Director. Mr. Duffy is a founder and principal of Meyer, Duffy & Associates, Inc. a strategic consulting group based in New York City. He is also a founder and board member of Predictive Systems, a network management consulting company. Mr. Duffy has served in a variety of analytical and investment management positions at Oak Hill Capital Advisors, Inc. and Sloate, Weisman, Murray & Company, Inc. specializing in research and investments in retail and gaming companies.

HUMBERT B. POWELL, III. 57, Director. Mr. Powell is Vice Chairman of Marleau, Lemire Securities, Inc. and Chairman of Marleau, Lemire USA. He served as Senior Managing Director in the Corporate Finance Department of Bear Sterns & Co. for eight years with responsibility for domestic and international investment banking. Mr. Powell has also served as Senior Vice President and Director of E.F. Hutton & Co. where he was employed for 18 years. He is also a Director of Marleau, Lemire Inc., Tatham Offshore Corp., and Salem-Teiko University.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that an initial report of ownership and one report covering one transaction were filed late by Rowland W. Day, II.



ITEM 10.  EXECUTIVE COMPENSATION



                           SUMMARY COMPENSATION TABLE



 NAME AND PRINCIPAL
 POSITION                                 ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
 ------------------                 -------------------------------     -----------------------------------
                                                             OTHER                    SECURITIES
                                                             ANNUAL      RESTRICTED   UNDERLYING
                                                            COMPEN-        STOCK       OPTIONS/        LTIP        ALL OTHER
                                    SALARY      BONUS        SATION       AWARD(S)       SARS       PAYOUTS      COMPENSATION
                         YEAR         ($)        ($)          ($)           ($)           (#)          ($)            ($)
                        ------     --------   --------      -------      ---------    -----------   -------      ------------
 CEO - Dennis W.
    Campbell             1995       95,000     115,000       8,940         ---          50,000         ---         51,571(1)

 CFO - William R.
     Gresher             1995       49,333        ---        1,089         ---          350,000        ---            ---

 Executive Vice Pres -
    Jeffrey L. Simons    1995       81,346      17,750       34,101        ---          100,000        ---            ---

(1) In accordance with the HDL acquisition agreement to acquire Bikers Dream, Inc., Mr. Campbell was required to remove certain personal assets carried on the Company's books from the Company prior to its acquisition. This action created additional taxable income for Mr. Campbell and accordingly his employment contract was amended to increase his compensation for the amount of assets withdrawn and the related income taxes. The gross impact on this transaction was to increase compensation in 1995 by $49,155. This is a non-recurring compensation component. Also included in other compensation in 1995 is an automobile allowance, and disability and medical insurance premiums paid by the Company.




                        OPTION/SAR GRANTS IN FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                                      NUMBER OF
                                     SECURITIES             PERCENT OF
                                     UNDERLYING           TOTAL OPTIONS/
                                    OPTIONS/SARS           SARS GRANTED           EXERCISE OR
                                       GRANTED             TO EMPLOYEES           BASE PRICE
              NAME                       (#)              IN FISCAL YEAR           ($/SHARE)          EXPIRATION DATE
              ----                  ------------          --------------          -----------         ---------------
 CEO - Dennis W. Campbell               50,000                 3.7%                  $1.50               04/04/05

 CFO - William R. Gresher              240,000                17.6%                  $2.50               09/25/05
                                        60,000                 4.4%                  $2.50               09/25/05
                                        50,000                 3.7%                  $1.50               04/04/05
 Executive Vice President -
    Jeffrey L. Simons                  100,000                 7.3%                  $1.50               03/01/05



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 1996, information regarding ownership of Common Stock by present directors of the Company, each of the executive officers of the Company, and all of the directors and executive officers of the Company as a group. All persons named have sole voting power and investment power over their shares except as otherwise noted:


    NAME AND                               NUMBER OF
   ADDRESS OF                                SHARES
BENEFICIAL OWNER                             OWNED             PERCENT OF CLASS
- ----------------                           ---------           ----------------
Dennis W. Campbell                         2,477,990(1)              38.1%
1420 Village Way
Santa Ana, California 92705

William R. Gresher                           400,632(2)               6.2%
1420 Village Way
Santa Ana, California 92705

Rowland W. Day, II                           881,181(3)              13.5%
3070 Bristol Street, Suite 650
Costa Mesa, California 92626

Donald J. Duffy                              524,705(4)               8.1%
237 Park Avenue, Eighth Floor
New York, New York 10017

Humbert B. Powell, III                         2,500(5)               0.0%
712 Fifth Avenue, Eleventh Floor
New York, New York 10019

Richard E. King, Jr.                          25,000(6)               0.4%
2244 West Coast Highway, Suite 100
Newport Beach, California 92663

Jeffrey L. Simons                             10,000(7)               0.2%
1420 Village Way
Santa Ana, California 92705

All officers and directors as a
   group (7 persons)                        3,867,667(1)(2)(3)       66.4%
                                                     (4)(5)(6)(7)


- -----------------
(1) Includes 20,000 shares subject to the presently exercisable portion of an option held by Mr. Campbell to purchase a total of 50,000 shares as a director.

(2) Includes 70,000 shares subject to the presently exercisable portion of options held by Mr. Gresher to purchase a total of 350,000 shares in accordance with the terms of his employment agreement and a total of 50,000 shares as a director.

(3) Includes 400,000 shares subject to the presently exercisable portion of options held by Mr. Day and the Day Family Trust to purchase up to 50,000 shares as a director and up to 380,000 shares as part of the acquisition of Bikers Dream.

(4) Includes 92,500 shares subject to the presently exercisable portion of options held by Mr. Duffy and Meyer Duffy & Associates, Inc. to purchase up to 50,000 shares as a director, 10,000 shares as part of the HDL acquisition of Bikers Dream, and 80,000 shares as part of a consulting agreement with Bikers Dream, Inc. Also includes 120,000 shares owned by MD Strategic L.P., an investment partnership in which Mr. Duffy acts as one of two general partners who have full discretion to invest the fund of the partnership.

(5) Includes 2,500 shares subject to the presently exercisable portion of an option held by Mr. Powell to purchase up to 50,000 shares as a director.

(6) Includes 20,000 shares subject to the presently exercisable portion of options held by Mr. King to purchase a total of 50,000 shares as a director.

(7) Includes 10,000 shares subject to the presently exercisable portion of options held by Mr. Simons to purchase a total of 100,000 shares which may be issued upon exercise of an option granted to Mr. Simons in accordance with the terms of his employment agreement.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Parties footnotes in Item 7.  Financial Statements.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the last quarter of 1995.

On March 13, 1995, the Company filed a Form 8-K relating to Change in Control of Registrant and acquisition and disposition of assets.

On May 4, 1995, the Company filed a Form 8-K relating to a change in its fiscal year.

On July 17, 1995, the Company filed a Form 8-K relating to a change in registrants' certifying accountant, which was subsequently amended on Form 8-KA.

On March 27, 1996, the Company filed a Form 8-K relating to a change in registrants' certifying accountant, which was subsequently amended on Form 8-KA.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 No.      Exhibits                                                                 Page No.
- -----     --------                                                                 --------
3.1       Articles of Incorporation(1)

3.2       Bylaws, as amended, of Bikers Dream, Inc.

10.1 Employment Agreement dated September 1, 1994, between the Company and Dennis Campbell(2)

10.2      Employment Agreement dated February 8, 1995, between the Company and
          Jeffrey L. Simons(3)

10.3 Employment Agreement dated September 18, 1995, between the Company and William R. Gresher

10.4      Loan and Security Agreement among the Company, Glenoaks Overseas
          Corp. and Silverstone International Corp. dated August 4, 1994, as amended by agreement dated February 3, 1995(4)

10.5      Convertible Secured Promissory Note of the Company dated August 4,
          1994, payable to Glenoaks Overseas Corp. in the amount of $100,000(5)

10.6      Convertible Secured Promissory Note of the Company dated August 4,
          1994, payable to Silverstone International Corp. in the amount of $100,000(6)

__________________________________

     1     Registration Statement on Form SB-2, filed May 31,
1995, Exhibit 3.1 thereof incorporated by reference.

     2     Registration Statement on Form SB-2, filed May 31,
1995, Exhibit 10.14 thereof incorporated by reference.

     3     Registration Statement on Form SB-2, filed May 31,
1995, Exhibit 10.15 thereof incorporated by reference.

     4     Registration Statement on Form SB-2, filed May 31,
1995, Exhibit 10.4 thereof incorporated by reference.

     5     Registration Statement on Form SB-2, filed May 31,
1995, Exhibit 10.5 thereof incorporated by reference.

     6     Registration Statement on Form SB-2, filed May 31,
1995, Exhibit 10.6 thereof incorporated by reference.

10.7      Common Stock Purchase Warrant dated August 4, 1994, to purchase
          100,000 shares of Common Stock issued in the name of Glenoaks
          Overseas Corp.(7)

10.8      Common Stock Purchase Warrant dated August 4, 1994, to purchase
          100,000 shares of Common Stock issued in the name of Silverstone
          International Corp.(8)

10.9 Option dated March 13, 1995, granted to Rowland W. Day, II IRA to purchase 200,000 shares of Common Stock at a price of $1.00 per share(9)

10.10     Option dated March 13, 1995, granted to Day Family Trust to purchase
          180,000 shares of Common Stock at a price of $1.00 per share(10)

10.11 Option dated March 13, 1995, granted to Caldwell R. Campbell to purchase 100,000 shares of Common Stock at a price of $1.00 per share(11)

10.12     Option dated March 13, 1995, granted to Rowland W. Day to purchase
          50,000 shares of Common Stock at a price of $1.00 per share(12)

10.13     Option dated March 13, 1995, granted to Eric Meyer to purchase
          10,000 shares of Common Stock at a price of $1.00 per share(13)

 __________________________________

      7     Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.7 thereof incorporated by reference.

      8     Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.8 thereof incorporated by reference.

      9     Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.9 thereof incorporated by reference.

      10    Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.10 thereof incorporated by reference.

      11    Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.11 thereof incorporated by reference.

      12    Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.12 thereof incorporated by reference.

      13    Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.13 thereof incorporated by reference.

10.17     Lease dated August 5, 1993, between the Company and McFadden Plaza(14)

10.18     Lease dated November 1, 1994, between the Company and Valley View
          Partnership(15)

10.19 A, B, C, D and E: Franchising agreements between the Company and its franchisees

10.20     Consulting Agreement dated April 6, 1995, between the Company and
          Meyer Duffy & Associates, Inc.(16)

10.21     Consulting Agreement dated October 1, 1995, between the Company and
          Meyer Duffy &  Associates, Inc.

10.22     The 1995 Incentive Stock Option Plan of the Company

10.23     The 1995 Non-Qualified Stock Option Plan of the Company

10.24     The 1995 Non-Qualified Directors' Stock Option Plan of the Company

10.25     Amendment to Consulting Agreement and Stock Option Agreement dated
          November 1, 1995, between the Company and Meyer Duffy & Associates

16.       Letter on change of certifying accountant - Lesley, Thomas, Schwarz &
          Postma, Inc.

16.1      Letter on change of certifying accountant - KPMG Peat Marwick LLP

21.       Subsidiaries of the Registrant

24.       Powers of Attorney

27.       Financial Data Schedule

99.       Additional Exhibits:
          (a)8-K dated March 13, 1995
          (b)8-K dated May 4, 1995
          (c)8-K dated July 17, 1995
          (d)8-KA dated July 17, 1995




 __________________________________

      14    Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.16 thereof incorporated by reference.

      15    Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.17 thereof incorporated by reference.

      16    Registration Statement on Form SB-2, filed May 31,
 1995, Exhibit 10.20 thereof incorporated by reference.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIKERS DREAM, INC.
        ----------------------------------------------------------------
                                  (Registrant)

By:              /s/  DENNIS W. CAMPBELL
              -------------------------------------------------------------
              DENNIS W. CAMPBELL, PRESIDENT, CEO, DIRECTOR

Date:            April 12, 1996
              -------------------------------------------------------------

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:             /s/  WILLIAM R. GRESHER
              -------------------------------------------------------------
              WILLIAM R. GRESHER, SENIOR VICE PRESIDENT, CFO, DIRECTOR

Date:           April 12, 1996
              -------------------------------------------------------------

By:             /s/  RICHARD E. KING, JR.
              -------------------------------------------------------------
              RICHARD E. KING, JR., SECRETARY, DIRECTOR

Date:           April 12, 1996
              -------------------------------------------------------------

By:             /s/  ROBERT VON BOECKMANN
              -------------------------------------------------------------
              ROBERT VON BOECKMANN, CONTROLLER

Date:           April 12, 1996
              -------------------------------------------------------------

By:           * /s/  ROWLAND W. DAY, II
              -------------------------------------------------------------
              ROWLAND W. DAY, II, DIRECTOR

Date:           April 12, 1996
              -------------------------------------------------------------

By:           * /s/  DONALD J. DUFFY
              -------------------------------------------------------------
              DONALD J. DUFFY, DIRECTOR

Date:           April 12, 1996
              -------------------------------------------------------------


By:           * /s/  HUMBERT B. POWELL, III
              -------------------------------------------------------------
              HUMBERT B. POWELL, III, DIRECTOR

Date:           April 12, 1996
              -------------------------------------------------------------