Form 10QSB
period 1996-03-31
BIKERS DREAM INC
filed 1996-05-09
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to                    .
                                     --------------------  --------------------

                          Commission File No. 0-15501



                               BIKERS DREAM, INC.
- -------------------------------------------------------------------------------
            (Exact name of Registration as specified in its charter)


               California                                       33-0140149
- ---------------------------------------                     -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)


1420 VILLAGE WAY, SANTA ANA, California                           92705
- ---------------------------------------                    --------------------
(Address of principal executive offices)                       (Zip Code)


                                 (714) 835-8464
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 1996, there were 5,905,912 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS


                      BIKERS DREAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            March  31, 1996 And 1995

                                  ----------


                                                                       1996          1995
                                                                   -----------   -----------
                                                                   (Unaudited)   (Unaudited)
                                      A S S E T S:
Current assets:
Cash and cash equivalents                                         $   247,288     $   28,643
Accounts receivable, net                                              466,861         64,512
Inventories                                                         1,797,893      1,352,040
Note receivable from shareholder                                                      24,616
Prepaid expenses and other current assets                             148,116         48,796
                                                                  -----------     ----------
             Total current assets                                   2,660,158      1,518,607

Property, equipment and capitalized leases, net                     1,102,704        259,905
Deferred tax asset                                                                    59,725
Deposits and other assets                                              69,618         28,770
                                                                  -----------     ----------
             Total assets                                         $ 3,832,480     $1,867,007
                                                                  ===========     ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                  $   851,097     $   49,555
Other accrued expenses                                                859,105        160,319
Current portion of long-term debt                                      73,750          1,359
Current portion of notes payable                                      198,346
Notes payable to shareholders                                         181,000
                                                                  -----------     ----------
             Total current liabilities                              2,163,298        211,233

Deferred rent                                                         108,478         85,140
Notes payable, less current portion                                   465,147
Long-term debt, less current portion                                  433,702         62,788
                                                                  -----------     ----------
             Total liabilities                                      3,170,625        359,161
                                                                  -----------     ----------

Commitments and contingencies (Note 4)

Shareholders' equity:
Common stock, no par value; 25,000,000 shares
  authorized at March 31, 1996; 5,905,912 and 4,700,000
  issued and outstanding at March 31, 1995 and March 31,1996        3,770,429      1,789,555
Accumulated deficit                                                (3,108,574)      (281,709)
                                                                  -----------     ----------
             Total shareholders' equity                               661,855      1,507,846
                                                                   ----------     ----------
             Total liabilities and shareholders' equity           $ 3,832,480     $1,867,007
                                                                  ===========     ==========



See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Quarters Ended March 31, 1996, And 1995

                                --------------

                                                      1996            1995
                                                   ----------      -----------
                                                   (Unaudited)     (Unaudited)
Revenues:
Product sales                                      $2,768,978      $1,425,616
Financing contracts                                    77,920           7,258
                                                   ----------      ----------
             Total revenues                         2,846,898       1,432,874

Cost of goods sold                                  2,149,773       1,019,156
                                                   ----------      ----------
             Gross profit                             697,125         413,718
                                                   ----------      ----------
Expenses:

Selling, general and administrative expenses        1,245,890         545,605
Depreciation and amortization                          38,100           7,816
Interest expense                                       42,994           8,982
Franchise income                                       (4,097)         (2,000)

Other (income) expense                                                    (96)
                                                   ----------      ----------
             Total expenses                         1,322,887         560,307
                                                   ----------      ----------
             Loss before (provision) benefit
               for income taxes                      (625,762)       (146,589)

(Provision) benefit for income taxes                        0               0
                                                   ----------      ----------
             Net loss                              $ (625,762)     $ (146,589)
                                                   ==========      ==========
Net loss per share                                 $    (0.11)     $    (0.04)
                                                   ==========      ==========
Weighted average shares outstanding                 5,609,105       3,595,750
                                                   ==========      ==========





See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Quarters Ended March 31, 1996, And 1995

                                 -----------

                                                                          1996             1995
                                                                      -----------      -----------
                                                                      (Unaudited)      (Unaudited)

Cash flows from operating activities:
Net loss                                                               $(625,762)       $(146,589)
                                                                       ---------        ---------
Adjustments to reconcile net loss to net cash provided by
  operating activities:

Deferred income taxes                                                                        (800)
Depreciation and amortization                                             38,100            7,816

Changes in assets and liabilities:

Decrease (increase) in accounts receivable                             (180,469)           33,502
(Increase) in inventories                                              (140,433)         (650,739)
Decrease (increase) in prepaid expenses and other
  current assets                                                        (17,021)           11,500
Increase in accounts payable                                            416,632            44,442
Increase in other accrued expenses                                      228,439            34,571
                                                                      ---------         ---------
             Total adjustments                                          345,248          (519,708)
                                                                      ---------         ---------
             Net cash used in operating activities                     (280,514)         (666,297)
                                                                      ---------         ---------
Cash flows from investing activities:
Decrease in deposits                                                    111,533             8,449
Payments for purchases of fixed assets                                 (394,164)         (153,439)
Increase in deferred rent                                                10,104            11,636
                                                                      ---------         ---------
             Net cash used in investing activities                     (272,527)         (133,354)
                                                                      ---------         ---------





See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                For The Quarters Ended March 31, 1996, And 1995

                                                           1996          1995
                                                         --------      --------
                                                        (Unaudited)  (Unaudited)
Cash flows from financing activities:
Proceeds from long-term debt                             $308,350
Principal payments made on long-term debt and
  capitalized leases                                      (10,188)     $(30,407)
Proceeds from issuance of common stock                                  840,565
Costs associated with issuance of common stock            (25,524)
Proceeds from issuance of convertible notes payable       450,500
Principal payments made on notes payable                  (42,498)
Payments on notes payable to shareholders                 (16,047)
                                                         --------      --------
             Net cash provided by financing
               activities                                 664,593       810,158
                                                         --------      --------
             Net increase in cash and cash
               equivalents                                111,552        10,507
Cash and cash equivalents, beginning of period            135,736        18,136
                                                         --------      --------
Cash and cash equivalents, end of period                 $247,288      $ 28,643
                                                         ========      ========



        In March 1995, the Company converted a $500,000 promissory note into 500,000 shares of the Company in connection with the acquisition of HDL Communications by Bikers Dream, Inc.

        In March 1996, the Company converted promissory notes in the amount of $629,000 into 369,992 shares of common stock of the Company.


See the accompanying notes to these consolidated financial statements.

                     BIKERS DREAM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1996, And 1995

                                  ----------

1.       Company Operations And Liquidity:

         Bikers Dream, Inc. (the "Company") was originally incorporated in 1991. As of March 13, 1995, the Company acquired a publicly-traded dormant entity formerly known as HDL Communications ("HDL") which was originally incorporated in 1985. After the acquisition, the Company was merged into HDL and HDL changed its name to Bikers Dream, Inc. At the time of acquisition, there was no active trading market for the Company's stock and management of the Company and HDL determined in arm's length negotiation that the market value of the combined entities was approximately $4.0 million (or approximately $1.00 per share) which was evidenced by the number of shares issued (4,100,000) in connection with the acquisition as follows:

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

The Company's consolidated financial statements for the quarter ended March 31, 1996 have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the
normal course of business.   The Company incurred a net loss of $2,347,693 for
the year ended December 31, 1995 and a net loss of $625,762 for the quarter ended March 31, 1996. As of March 31, 1996 the Company had an accumulated deficit of $3,108,574. The Company's working capital at March 31, 1996 is $496,860. The Company experienced an increase in its selling and administrative expenses of $700,285 over the same quarter last year. This increase was





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995

                                  ----------

1.       Company Operations And Liquidity, Continued:

         primarily the result of hiring additional corporate employees to continue the Company's growth, an increase in audit and legal fees related to the Company becoming an SEC reporting company, expenses associated with having three additional company owned stores not yet at their break-even point, and the launch of a new catalogue.

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

         Principles Of Consolidation:
         ---------------------------

         The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries, including the accounts of Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc. and Bikers Dream Eagle Enterprises, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995


2.       Summary Of Significant Accounting Policies:

         Revenue Recognition:
         -------------------

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

         Superstore Pre-Opening Cost:
         ---------------------------

         All costs associated with opening a company-owned and operated Superstore, with the exception of capitalized furniture, fixtures and equipment, are expensed when incurred.

         Advertising Costs:
         -----------------

         Those costs associated with placement of advertisements in various periodicals are expensed when the advertisement is run. Internal development costs are expensed as incurred.

         Catalog Costs:
         -------------

         Internal costs associated with the development of mail order catalogs are expensed as incurred. External costs, excluding printing, relating to the development of the catalog are capitalized and amortized over 12 months from the first publication. Costs associated with printing catalogs are inventoried when purchased and expensed as catalogs are sold or distributed.





Continued

                     BIKERS DREAM, INC. AND SUBSIDIARIES

                           March 31, 1996, And 1995

                                  ----------

2.       Summary Of Significant Accounting Policies, Continued:

         Income Taxes:
         ------------

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

         Net Loss Per Common Share:
         -------------------------

         The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted are the same. Net loss per common share was determined by dividing net loss by the weighted average shares outstanding in each period.

         Cash And Cash Equivalents:
         -------------------------

         For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents.

         Accounts Receivable:
         -------------------

         At March 31, 1996, the allowance for doubtful accounts was $23,251. There was no such allowance at March 31, 1995.

         Inventories:
         -----------

         Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market. The entire inventory consists of purchased items which are categorized as finished goods. At March 31, 1996, the reserve for obsolescence was $57,000. There was no inventory reserve at March 31, 1995.





Continued

                     BIKERS DREAM, INC. AND SUBSIDIARIES

                           March 31, 1996, And 1995

                                 -----------


2.       Summary Of Significant Accounting Policies, Continued:

         Property, Equipment And Capitalized Lease:
         -----------------------------------------

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

         Deferred Rent:
         -------------

         Deferred rent arises from rent abatements which are negotiated at the beginning of certain property leases. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over the cash payments since the inception of the lease.

         Concentration Of Risk:
         ---------------------

         The Company is operating in a growing market due to the current nationwide popularity of Harley Davidson motorcycles. Its future success is dependent on the continuation of interest in the recreational motorcycle industry.

         Concentration Of Credit Risk:
         ----------------------------

         The Company's cash and cash equivalents are placed with high credit quality financial institutions. The Company had demand deposits in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits at March 31, 1996.

         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of March 31, 1996 and 1995, the Company has no significant concentrations of credit risk.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995


2.       Summary Of Significant Accounting Policies, Continued:

         Use Of Estimates In The Preparation Of Financial Statements:
         -----------------------------------------------------------

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


3.       Property, Equipment And Capitalized Leases:

         Property and equipment consists of the following:

                                                                                    March 31,
                                                            Estimated        -----------------------
                                                           Useful Lives         1996          1995
                                                           ------------      ----------     --------
         Furniture and fixtures                              7 years         $  198,545     $ 36,871
         Leasehold improvements                              7 years            227,884      126,494
         Equipment                                           5-7 years          109,633       40,375
         Computers                                           5 years            270,045       60,998
         Autos and trucks                                    3-10 years         441,053       31,065
                                                                             ----------     --------
                                                                              1,247,160      295,803
         Less, Accumulated depreciation and amortization                       (144,456)     (35,898)
                                                                             ----------     --------
                                                                             $1,102,704     $259,905
                                                                             ==========     ========




Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995

                                   ---------

3.       Property, Equipment And Capitalized Leases, Continued:

         The Company leases certain computer equipment under agreements which are classified as capital leases. These leases have original terms of two to five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at March 31, 1996 are as follows:


         Computers                                      $132,723
           Less, Accumulated amortization                (15,091)
                                                        --------
                                                        $117,632
                                                        ========

         There were no assets under capital lease as of March 31, 1995.

         In February, 1996, the Company contracted to have a custom trailer built for its Dream Wheels mobile store operation. The Company secured a loan in the amount of $303,555 for which the custom trailer is pledged as collateral. Scheduled monthly payments against this loan are $5,739 for 72 months beginning in March 1996.


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

                            March 31, 1996, And 1995

4.       Commitments And Contingencies, Continued:

         On September 22, 1995, the Company purchased one of its franchise stores. The Company assumed the store's lease as part of the transaction. The lease term is 60 months commencing January 1, 1994 with monthly lease payments starting at $3,500 and increasing up to $4,410 per month through the term of the lease. As of April 29,1996 this store was closed by the Company with the intention of opening a larger Superstore in the greater Los Angeles area later in 1996. The Company is in negotiations with the landlord regarding the termination of this lease.

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





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995


5.       Long-Term Debt:

         Long-term debt at March 31, 1996 and 1995 consists of the following:

                                                                                      1996          1995
                                                                                    ---------      -------
             Note payable to lender in monthly installments varying from $457 to $492, including principal and interest at rates varying from
             5% to 7.5%.  The note was paid in full in December 1995.                              $64,147

             Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
             principal and interest payments of $2,272 per month, with
             interest at 20% per annum through May 2000                             $  76,355

             Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
             principal and interest payments of $232 per month with
             interest at 16% per annum through January 1998                             4,447

             Long Term Note Payable to a finance company, collateralized by a trailer requiring principal and interest payments of
             $5,739 per month, with interest at 11% per annum through
             February 2002                                                            300,535

             Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
             principal and interest payments of $937 per month, with interest at 16% per annum through December 2000 plus a $4,258 payment in
             January, 2001                                                             40,872

             Long-term note payable to a finance company, collateralized by a diesel tractor, requiring principal and interest payments of
             $1,870 per month, with interest at 10% per annum through January          85,243
             2001                                                                    --------      -------
                                                                                      507,452       64,147

                 Less, Current portion                                                (73,750)      (1,359)
                                                                                     --------      -------
                 Long-term debt, net of current portion                              $433,702      $62,788
                                                                                     ========      =======



Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995

                                   ----------

6.       Notes Payable:

         The notes payable at March 31, 1996 and 1995 consist of the following:

                                                                                    1996        1995
                                                                                  ---------   --------
             Note payable to former franchisee in conjunction with acquisition of former franchise operation.  The note accrues interest at 9%
             and is payable in equal installments of $13,118 through October
             1996, collateralized by all the assets of the Company.               $  89,130

             Note payable to bank which was assumed in conjunction with the acquisition of a former franchise operation.  The note is
             guaranteed by the SBA and is collateralized by all the assets of the Sacramento store.  The note accrues  interest at the rate of prime plus 2-1/2% per annum on the unpaid balance and is payable
             in monthly installments through April, 2005.                            99,452

             Note payable to former franchisee in conjunction with acquisition of former franchise operation.  Note is uncollateralized,
             noninterest-bearing and is payable in 24 equal installments of
             $1,221 through November 1997.                                           24,411

             Convertible notes payable.  These notes are collateralized by the assets of the Company.  The notes bear interest at a rate of 8%
             per annum until the principal is converted into shares of the
             Company's common stock at $1.70 per share on the earlier of 90 days after the issuance of the notes or that date on which the
             Company receives approved bank financing in the amount of
             $800,000 or more.  These notes matured on April 19, 1996 and were
             converted into shares of common stock at $1.70 per share.              450,500
                                                                                  ---------
                                                                                    663,493

                 Less, Current portion                                             (198,346)
                                                                                  ---------
                 Notes payable, long-term portion                                 $ 465,147
                                                                                  =========



Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995

                                  -----------

7.       Related Party Transactions:


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

         The Company agreed to grant to Rowland W. Day, II and/or his assigns, upon consummation of the Bikers Dream Acquisition, an irrevocable three-year option to purchase, at a price of $1.00 per share, 550,000 shares of common stock . Mr. Day has assigned his right to receive options to purchase 170,000 of such shares to other persons.

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





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995

                                   ----------

7.       Related Party Transactions, Continued:

         In April 1995, the Company granted options to each of its four then current directors to purchase, at an exercise price of $1.50 per share, 50,000 shares of common stock, which options vest in increments over a five-year period.

         In April 1995, Dennis Campbell, President, Chief Executive Officer and a director of the Company, loaned $75,000 to the Company, the proceeds of which were used for working capital. The Company agreed to repay the loan and interest thereon of $5,000 within 60 days after the date of the loan. This loan was subsequently paid in full with interest.

         On April 6, 1995, the Company entered into a consulting agreement with Meyer Duffy & Associates, Inc. ("Meyer Duffy") for management consulting, financial advisory and investment banking services to be rendered to the Company for six months in consideration of a monthly fee of 2,500 shares of the Company's common stock, plus travel expenses, if incurred. This agreement was effective through September 1995, and the 15,000 shares were issued in December 1995 at $2.00 per share. Donald Duffy, a member of the Board of Directors of the Company, is a principal of Meyer Duffy.

         The Company has granted nonqualified options to Meyer Duffy to purchase 30,000 shares of common stock at $2.50 per share. The options vested at the time of grant for services rendered, and are exercisable within two years following the date of grant in April 1995.

         On August 31, 1995, Dennis Campbell loaned the Company $24,000 on a demand note at an interest rate of 16% per annum. This note was reduced by principal payments totaling $3,000 during 1995, and 1996 leaving a balance of $21,000 as of March 31, 1996.

         On December 31, 1995, Dennis Campbell loaned the Company $14,547 on demand at 10% interest. This note was paid in full during January 1996.

         On October 1, 1995, the Company entered into a consulting agreement with Meyer Duffy, which was amended on November 1, 1995, whereby Meyer Duffy & Associates was retained to provide consulting, financial advisory and investment banking services for a ten-month term commencing October 1, 1995. The agreement provides for the payment of $5,000 per month to Meyer Duffy.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995

                                  ------------

7.       Related Party Transactions, Continued:

         Under the terms of the agreement, Meyer Duffy is to use its best efforts to obtain a commitment from an investment banking firm to raise up to $20 million in capital for the Company. The agreement provides that upon the successful closing of an offering through an investment banker introduced by Meyer Duffy, the Company will issue an option to Meyer Duffy to purchase 10,000 shares of the Company's common stock for each $1 million of capital received by the Company in such an offering, up to a maximum of 100,000 shares for $20 million in capital received, and that the option is granted in pro rata increments, exercisable at a price of $2.50 per share at any time within two years after the date of completion of a successful financing pursuant thereto.

         In addition, Meyer Duffy is to be compensated by means of an option to purchase 50,000 shares of the Company's common stock at a price of $1.70 per share within two years of a grant in consideration of arranging for bridge financing to the Company in the amount of $1.1 million in convertible debt, and a fee of 5% of all proceeds received from the bridge financing in excess of $100,000.

         On October 17, 1995, William R. Gresher, Senior Vice President, Chief Financial Officer and a director of the Company, loaned $50,000 to the Company, pursuant to a note bearing interest at 11% per annum, on demand, and on October 24, 1995, Mr. Gresher loaned an additional $10,000 to the Company on the same terms. This note has not been paid as of March 31, 1996.

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

8.       Fair Value Of Financial Instruments:

         The fair value of the Company's long-term debt and notes payable approximates the carrying value at March 31, 1996. This estimate is based on the fact that the majority of the long-term debt and notes payable were negotiated transactions near year-end, and the negotiated interest rates approximate a market rate at that time.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1996, And 1995

                                   ----------

9.       Recently Issued Accounting Standard:

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

10.      Subsequent Events:

         On April 10, 1996 the Company signed a ninety day unsecured loan in the amount of $300,000 with M. D. Strategic L.P. The loan bears interest at an annual rate of 14.0%, which was prepaid at the beginning of the note.

         On April 29,1996 the Company closed its store located in Thousand Oaks, California, with the intention of opening a larger Superstore in the greater Los Angeles area later in 1996 in order to better service it's customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bikers Dream, Inc., incorporated in California in 1985 as HDL Communications, Inc., sells used Harley-Davidson motorcycles ("Harleys") and aftermarket parts, accessories and related apparel to Harley enthusiasts. From 1990 until late 1993, the business operated in a facility of approximately 2,400 square feet in Huntington Beach, California. In December, 1993, the Company opened its first Superstore, a 12,100 square foot facility located in an up-scale commercial center in Santa Ana, California. The Company's second Superstore, a 10,000 square foot facility, was opened on April 8, 1995 in Dallas, Texas. The third Company-owned Superstore was opened on July 28, 1995, in Clearwater, Florida (Tampa Bay area). The fourth Company-owned Superstore, a 4,100 square foot facility, was acquired from a former franchisee on September 22, 1995 and is located in Thousand Oaks, California. This store was closed by the Company on April 29, 1996 with the intention of opening a larger Superstore in the greater Los Angeles area later in 1996. The fifth Company-owned Superstore was acquired in November, 1995 from another former franchisee. It is a 10,500 square foot facility located in Sacramento, California, approximately one-half of which is currently being utilized.

In March 1996, the Company launched it first mobile store "Dream Wheels". This mobile store, which is a custom built 53 foot trailer and a Kenworth T-100 tractor, is believed to be the first of its kind in the industry. This mobile store carries motorcycles, parts, accessories and apparel for sale at major motorcycle events throughout the United States. The trailer opens into a 2,000 square foot mobile showroom at major motorcycle events throughout the United States. The tractor and the trailer have been financed substantially with outside debt for which the equipment is pledged as security. Dream Wheels made its debut at Daytona Bike Week on March 1, 1996 followed by The Laughlin River Run in April 1996.

In addition to retail sales at its Superstores, aftermarket parts, accessories and related apparel are sold through the Company's 100 page full color mail order catalogue. The Company published its second catalogue in February, 1996 for distribution at major biker events such as the Daytona Bike Week, March 1-10, 1996, and the Laughlin River Run on April 18-21, 1996. The Company plans to create its third catalogue of approximately 320 pages in the second half of 1996 for pre-holiday distribution. All catalogues will be full color productions.

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

Bikers Dream provided written notice to its three California franchisees, and one person who was negotiating to acquire a Bikers Dream franchise, of their remedies and rights under California franchise laws. As a result, the Company acquired two of its former franchises and returned deposits and certain expenses to the third franchisee and settled the claims of a prospective California franchisee. The Company acquired one of the franchises in September 1995 for approximately $340,000 and the other in late November 1995 for approximately $140,000. In addition, the Company settled a dispute with a potential California franchisee during the fourth quarter of 1995.

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


RESULTS OF OPERATIONS

The following table sets forth for the period indicated, the income and expense items for the quarters ended March 31, 1996 and 1995.

                                                        FOR THE QUARTERS
                                                          ENDED MARCH 31
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
Net revenues                                        $2,846,898    $1,432,874

Cost of goods sold                                   2,149,773     1,019,156
                                                    ----------    ----------
Gross profit                                           697,125       413,718

Other expenses (income)

    Selling, general & administrative                1,245,890       545,605
    Depreciation and amortization                       38,100         7,816
    Interest expense                                    42,994         8,982
    Franchise income                                    (4,097)       (2,000)
    Other (income) expense                                   0           (96)
                                                    ----------    ----------
                                                     1,322,887       560,307
                                                    ----------    ----------
Loss before (provision) benefit for
   income taxes                                       (625,762)     (146,589)
(Provision) benefit for income taxes                         0             0
                                                    ----------    ----------
Net Loss                                            $ (625,762)   $ (146,589)
                                                    ==========    ==========

COMPARISON OF FIRST QUARTERS ENDED MARCH 31, 1996 AND 1995:

Net revenues for the first quarter ended March 31, 1996 were $2,846,898, an increase of $1,414,024 or 98.7% from the same period in 1995. The increase in net revenue is entirely due to the opening of new Company owned Superstores in Dallas, Texas and Tampa, Florida during the past year as well as the acquisition of two former franchises in Thousand Oaks and Sacramento, California. The first quarter 1995 revenues have been restated to reclassify income from the sale of financing contracts from Cost of Goods Sold to Revenue, a policy established in the fourth quarter of 1995.

Total gross profit for the quarter ended March 31, 1996 was $697,125 which was an increase of $283,407 or 68.5% over the same period in 1995. The increase in gross profit was due to higher level of sales volumes from the newly opened or acquired stores in Dallas, Tampa, Thousand Oaks and Sacramento. The gross profit rate for the quarter ended March 31, 1996 was 24.5% compared to 28.9% for the same period in 1995. The change in gross profit rate was due to a higher sales mix of consignment versus Company owned motorcycles and the increase in revenue related to the sale of finance contracts which bear no cost of sales. Consignment motorcycles typically carry a lower gross margin rate than motorcycles owned by the Company.

Selling, general and administrative expenses were $1,245,890 for the quarter ended March 31, 1996, which represents an increase of $700,285 or 128.4% over the same quarter last year. This increase is due to several factors, including
(1) the opening of new Company owned Superstores in the latter part of 1995,
(2) the launch of the new Dream Wheels mobile Superstore in March 1996,
(3) legal and accounting fees related to becoming an SEC reporting company, and (4) the increase in executive staff necessary to continue the Company's growth.

Depreciation and amortization expense was $38,100 for the quarter, which was $30,284 or 387.5% higher than the same period in the prior year. The increase was due to the addition of four more Company owned Superstores which were opened in the last three quarters of 1995 , the addition of computers necessary to bring the advertising and financial functions in house, and the launch of Dream Wheels in March of 1996.

Franchise income for the quarter ended March 31, 1996 was $4,097 which represents an increase of $2,097 or 105.9% over that of the preceding year. This increase is attributed to the opening of new franchises during 1995 and the related royalty income from franchise sales activities.

There was no provision for income taxes in 1996. The Company decided to fully reserve for the Deferred Tax Asset primarily related to its net operating loss carry forwards beginning in the second quarter of 1995. The first quarter 1995 financial statements have been restated to reflect this subsequent decision. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time. The major underlying reason which led to this conclusion is the uncertainty of the Company's ability to raise sufficient debt and equity capital necessary to expand the number of Company-owned Superstores. The Company plans to use this additional capital to expand its retail operations into new locations which would generate more operating income. This additional operating income from expanded retail trade-related activities would defray existing centralized corporate overhead costs and generate additional operating profits to begin utilizing the tax loss carry forwards. As a result of the current delays in the Company's ability to raise the amount of additional capital required, the Company's management believes that the timing of the income turnaround can not be predicted with accuracy.

The net loss for the quarter ended March 31, 1996 was $625,762 as compared to a loss of $146,589 for the same period in 1995. This increase of $479,173 was due to continued investment by the Company to expand the business through
(1) the opening of new Superstores in various parts of the U.S. in 1995 and 1996, (2) the costs associated with becoming an SEC reporting company, and
(3) the increase in executive staff to continue growth of the Company. New Superstores take approximately six to nine months until they reach the break-even point.

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

The Company intends to finance future expansion through a combination of equity and debt financing. The Company is aggressively pursuing various alternatives to obtain either debt or equity capital to continue its growth. The Company received $1,240,000 from the private placement of its convertible promissory notes in June and July, 1995, $629,000 from the private placement of convertible notes in December 1995, and $450,500 from a similar placement in January, 1996. If the Company is unable to raise additional capital, operations will have to be modified and/or downsized in order to achieve a profitable position.

                          PART II - OTHER INFORMATION

ITEM 6. (b) Exhibits

            Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BIKERS DREAM, INC.


Date:  May 9, 1996                By:  /s/ DENNIS CAMPBELL
                                       --------------------------------------
                                           Dennis Campbell, President



                                  By:  /s/ WILLIAM R. GRESHER
                                       --------------------------------------
                                           William R. Gresher, Vice President
                                           and Chief Financial Officer