Form 10QSB
period 1996-06-03
BIKERS DREAM INC
filed 1996-08-20
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

( )      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from___________to______________.

                          Commission File No. 0-15501

                               BIKERS DREAM, INC.
            (Exact name of Registration as specified in its charter)


         California                                      33-0140149
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 1420 VILLAGE WAY, SANTA ANA, California 92705
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 835-8464
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of June 30, 1996, there were 6,170,911 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            June  30, 1996 And 1995

                                                                                 (Unaudited)    (Unaudited)
                                                                                    1996           1995
                                                                                    ----           ----
                                                  A S S E T S:
Current assets:
Cash and cash equivalents                                                        $  490,322     $  234,228
Accounts receivable, net                                                            582,957        133,487
Inventories                                                                       1,663,567      1,211,125
Prepaid expenses and other current assets                                            69,301         78,077
                                                                                 ----------     ----------

             Total current assets                                                 2,806,147      1,656,917


Property, equipment and capitalized leases, net                                   1,025,158        429,837
Deposits and other assets                                                            75,794         29,170
                                                                                 ----------     ----------

             Total assets                                                        $3,907,099     $2,115,924
                                                                                 ==========     ==========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                                   $450,226       $197,178
Other accrued expenses                                                              989,266        314,741
Current portion of long-term debt                                                    76,151
Current portion of notes payable                                                    373,102        679,499
Notes payable to shareholders                                                       171,500
                                                                                 ----------     ----------

             Total current liabilities                                            2,060,245      1,191,418


Deferred rent                                                                       119,098         82,624
Notes payable, less current portion                                                  96,928
Deferred tax liability                                                                               3,425

Long-term debt, less current portion                                                413,738         80,804
                                                                                 ----------     ----------

             Total liabilities                                                    2,690,009      1,358,271
                                                                                 ----------     ----------

Commitments and contingencies (Note 4)

Shareholders' equity:
10% convertible preferred stock, no par value, 10,000,000 shares authorized at June 30, 1996: 7 shares
  issued and outstanding at June 30, 1996                                         1,102,500
Common stock, no par value; 25,000,000 shares
  authorized at June 30, 1996; 6,170,911 and 4,700,920
  issued and outstanding at June 30, 1996 and June 30,1995                        4,212,718      1,789,555
Accumulated deficit                                                              (4,098,128)    (1,031,901)
                                                                                 ----------     ----------

             Total shareholders' equity                                          (1,217,090)       757,654
                                                                                 ----------     ----------

             Total liabilities and shareholders' equity                          $3,907,099     $2,115,924
                                                                                 ==========     ==========

See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For The Three Months                For The Six Months
                                                           --------------------                ------------------
                                                              Ended June 30,                     Ended June 30,
                                                      (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                         1996              1995             1996             1995
                                                         ----              ----             ----             ----
Revenues:
Product sales                                          $2,783,711       $1,820,650       $5,552,689      $3,246,266
Financing contracts                                        81,789           (3,668)         159,709           3,590
                                                       ----------       ----------      -----------      ----------

             Total revenues                             2,865,500        1,816,982        5,712,398       3,249,856

Cost of goods sold                                      2,275,328        1,145,716        4,464,076       2,504,872
                                                       ----------       ----------      -----------      ----------

             Gross profit                                 590,172          331,266        1,248,322         744,984
                                                       ----------       ----------      -----------      ----------
Expenses:
Selling, general and administrative expenses            1,355,272          999,273        2,562,188       1,544,878
Depreciation and amortization                              58,220           25,823           96,320          33,639
Interest expense                                           38,405             (384)          81,399           8,598
Franchise income                                          (28,205)          (6,500)         (32,302)         (8,500)
Other expense                                             156,034               96          156,034
                                                       ----------       ----------      -----------      ----------

             Total expenses                             1,579,726        1,018,308        2,863,638       1,578,615
                                                       ----------       ----------      -----------      ----------
             Loss before (provision) for
               income taxes                              (989,554)        (687,042)      (1,615,316)       (833,631)

(Provision) for income taxes                                    0          (63,151)               0         (63,151)
                                                       ----------       ----------      -----------      -----------

             Net loss                                  $ (989,554)      $ (750,193)     $(1,615,316)     $ (896,782)
                                                       ==========       ==========      ===========      ==========

Net loss per share                                     $    (0.17)      $    (0.16)     $     (0.28)     $    (0.22)
                                                       ==========       ==========      ===========      ==========
Weighted average shares outstanding                     6,118,494        4,700,920        5,863,799       4,151,388
                                                       ==========       ==========      ===========      ==========





See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For Six Months Ended June 30, 1996, And 1995



                                                                       (Unaudited)    (Unaudited)
                                                                          1996           1995
                                                                       ----------     ----------
Cash flows from operating activities:
Net loss                                                              $(1,615,316)    $(896,779)
                                                                      -----------     ---------

Adjustments to reconcile net loss to net cash provided by operating activities:

Deferred income taxes                                                                    62,351
Loss from disposal of fixed assets                                         26,046            --
Store closure costs                                                       125,000
Depreciation and amortization                                             102,966        33,639
Changes in assets and liabilities:
(Increase) in accounts receivable                                        (296,565)      (19,629)
(Increase) in inventories                                                  (6,107)     (509,824)
Decrease (increase) in prepaid expenses and other
current assets                                                             61,794       (13,874)
Increase in accounts payable                                               15,801       192,052
Increase in other accrued expenses                                        233,600       188,191
                                                                      -----------     ---------

             Total adjustments                                            262,495       (67,094)
                                                                      -----------     ---------

             Net cash used in operating activities                     (1,352,821)     (963,873)
                                                                      -----------     ---------
Cash flows from investing activities:
Decrease in deposits                                                      105,357         8,049
Payments for purchases of fixed assets                                   (407,531)     (349,184)
Increase in deferred rent                                                  20,724         9,120
                                                                      -----------     ---------

             Net cash used in investing activities                       (281,450)     (332,015)
                                                                      -----------     ---------





See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                  For Six Months Ended June 30, 1996, And 1995

                                                                          1996         1995
                                                                      ----------    ----------
Cash flows from financing activities:
Proceeds from short-term notes                                        $  300,000    $  705,803
Proceeds from long-term debt                                             308,350            --
Principal payments made on long-term debt and                                          (40,055)
  capitalized leases                                                     (27,750)
Proceeds from issuance of common stock                                                 840,565
Costs associated with issuance of common stock                           (33,733)
Proceeds from issuance of preferred stock                              1,225,000
Costs associated with issuance of preferred stock                       (122,500)
Proceeds from issuance of convertible notes payable                      450,500
Principal payments made on notes payable                                 (85,463)
Payments on notes payable to shareholders                                (25,547)
Advances received on employee note receivable                                          (18,949)
Payments received on note receivable from stockholder                                   24,616
                                                                      ----------    ----------

             Net cash provided by financing activities                 1,988,857     1,511,980
                                                                      ----------    ----------

             Net increase in cash and cash equivalents                   354,586       216,092

Cash and cash equivalents, beginning of period                           135,736        18,136
                                                                      ----------    ----------

Cash and cash equivalents, end of period                              $  490,322    $  234,228
                                                                      ==========    ==========




         In March 1995, the Company converted a $500,000 promissory note into 500,000 shares of the Company in connection with the acquisition of HDL Communications by Bikers Dream, Inc.

         In March 1996, the Company converted promissory notes in the amount of $629,000 into 369,992 shares of common stock of the Company.



         In April 1996, the Company converted promissory notes in the amount of $450,500 into 264,999 shares of common stock of the Company.





See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June, 1996, And 1995

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Earnings per share were computed by dividing net loss by the weighed average number of common shares outstanding during the respective quarters.

2.       Company Operations And Liquidity:

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

         The surviving company is in the business of selling previously owned Harley Davidson motorcycles, parts, accessories, apparel and service through Company-owned retail stores throughout the United States and selling franchises based upon the Company concept.





Continued

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June, 1996, And 1995

2.       Company Operations And Liquidity, Continued:

         The Company's consolidated financial statements for the six months ended June 30, 1996 have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of
         liabilities and commitments in the normal course of business.   The
         Company incurred a net loss of $2,347,693 for the year ended December 31, 1995 and a net loss of $1,615,316 for the six months ended June 30, 1996. As of June 30, 1996 the Company had an accumulated deficit of $4,098,128. The Company's working capital at June 30, 1996 is $749,902. The Company experienced an increase in its selling and administrative expenses of $1,017,310 over the same six month period last year. This increase was primarily the result of hiring additional corporate employees to continue the Company's growth, an increase in audit and legal fees related to the Company becoming an SEC reporting company, expenses associated with having three additional company owned stores not yet at their break-even point, and the launch of a new catalogue.

         Management has previously relied upon equity sources to fund operations as the Company is in its initial growth and expansion stage and the Company's access to third party financing has been limited. Access to debt financing has been limited to capital leases entered into for fixed asset purchases.

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





Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



3.       Summary Of Significant Accounting Policies:

         Revenue Recognition:

                 Product Sales - Revenue from the sale of products is recognized at the time of sale to a retail customer.

                 Financing Income - Financing income is the Company's commission revenue resulting from certain motorcycle sales. Such revenue is recognized at the time financing arrangements are contractually completed between a retail customer and a third-party lender. The Company recognizes as financing income 80% of the total commission revenue expected to be received over the life of the finance contract. This estimate is based on experience with similar contracts owned by the third party finance company.

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







Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



3.       Summary Of Significant Accounting Policies, Continued:

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

         Accounts Receivable:

         At June 30, 1996, the allowance for doubtful accounts was $33,251. The balance was $14,911 as of June 30, 1995.

         Inventories:

         Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market. The entire inventory consists of purchased items which are categorized as finished goods. At June 30, 1996, the reserve for obsolescence was $75,000. The reserve at June 30, 1995 was $58,000.







Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



3.       Summary Of Significant Accounting Policies, Continued:

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

         Concentration Of Credit Risk:

         The Company's cash and cash equivalents are placed with high credit quality financial institutions. The Company had demand deposits in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits at June 30, 1996.

         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of June 30, 1996 and 1995, the Company has no significant concentrations of credit risk.







Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



3.       Summary Of Significant Accounting Policies, Continued:

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


4.       Property, Equipment And Capitalized Leases:

         Property and equipment consists of the following:

                                                               Estimated                  June 30,
                                                                                 -----------------------
                                                             Useful Lives           1996          1995
                                                             ------------           ----          ----
         Furniture and fixtures                              7 years             $  195,841     $ 55,150
         Leasehold improvements                              7 years                208,579      191,584
         Equipment                                           5-7 years              101,696       43,212
         Computers                                           5 years                270,046      170,546
         Autos and trucks                                    3-10 years             441,053      331,066
                                                                                 ----------     --------

                                                                                  1,217,215      491,558

         Less, Accumulated depreciation and amortization                           (192,057)     (61,721)
                                                                                 ----------     --------

                                                                                 $1,025,158     $429,837
                                                                                 ==========     ========

         Assessments of whether there has been a permanent impairment in the value of long-lived assets are periodically performed by considering factors such as expected future operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. The method used is to determine if an impairment has occurred based upon a change in circumstances regarding the long lived assets, followed by an analysis of cash flows regarding the assets in question. If an impairment is determined to have occurred as a result of the analysis, then the Company recognizes and measures that impairment using discounted cash flow as provided by FAS 121. Since the Company has just started many of its retail operations in the last 12 months, historical information is limited in evaluating future effects. The Company has, however, closed one of its former franchises which was acquired in late 1995, and as a result, has recorded a write off of leasehold improvements in the amount of $32,000 and $125,000 of other costs during the Second Quarter of 1996. Management believes no further permanent impairment has occurred based upon the information currently available.





Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



4.       Property, Equipment And Capitalized Leases, Continued:

         The Company leases certain computer equipment under agreements which are classified as capital leases. These leases have original terms of two to five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at June 30, 1996 and 1995 are as follows:

                                                                                     1996             1995
                                                                                     ------           ----
         Computers                                                                  $132,723          $80,803


           Less, Accumulated amortization                                            (22,127)
                                                                                    --------          -------

                                                                                    $110,596          $80,803
                                                                                    ========          =======


5.       Commitments And Contingencies:

         The Company leases all of its operating facilities. The Santa Ana, California operating facility, which serves as a retail Superstore and executive offices, is leased under a noncancelable tenant operating lease for the monthly rent of $11,865 subject to annual CPI increases starting the third year of the lease. The lease term is 120 months commencing November 1, 1993 with two successive five-year options.

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







Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



5.       Commitments And Contingencies, Continued:

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

         The Company is involved in litigation arising from the sale of one franchise and in the ordinary course of business. Although the final outcome of these legal matters cannot be determined, management has estimated the Company's loss and accrued for such amount in the December 31, 1995 financial statements. The final resolution of these matters could have a material adverse effect on the financial position and results of operations of the Company.







Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995


6.       Long-Term Debt:

         Long-term debt at June 30, 1996 and 1995 consists of the following:

                                                                                              1996               1995
                                                                                              ----               ----
         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
         principal and interest payments of $2,272 per month, with
         interest at 20% per annum through May 2000                                          $73,351            $80,804

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
         principal and interest payments of $232 per month with
         interest at 16% per annum through January 1998                                        3,907

         Long Term Note Payable to a finance company,
         collateralized by a trailer requiring principal and interest payments of $5,739 per month, with interest at 11% per
         annum through February 2002                                                         291,314

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
         principal and interest payments of $937 per month, with interest
         at 16% per annum through December 2000 plus a $4,258 payment in                      39,529
         January, 2001

         Long-term note payable to a finance company, collateralized by a diesel tractor, requiring principal and interest payments of
         $1,870 per month, with interest at 10% per annum through January                     81,788
         2001                                                                               --------            -------

                                                                                             489,889             80,804


         Less, Current portion                                                               (76,151)                (0)
                                                                                            --------            -------

         Long-term debt, net of current portion                                             $413,738            $80,804
                                                                                            ========            =======









Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995


7.       Notes Payable:

         The notes payable at June 30, 1996 and 1995 consist of the following:



                                                                                                1996           1995
                                                                                              --------       ---------
         Note payable to lender in monthly installments varying from $457 to 492, including principal and interest at rates varying from 5%
         to 7.5%.  The note was paid in full in December 1995
                                                                                                             $  54,499
         Note payable to former franchisee in conjunction with acquisition of former franchise operation.  The note accrues interest at 9%
         and is payable in equal installments of $13,118 through October
         1996, collateralized by all the assets of the Company.                              $  51,502


         Note payable to bank which was assumed in conjunction with the acquisition of a former franchise operation.  The note is
         guaranteed by the SBA and is collateralized by all the assets of the Sacramento store.  The note accrues  interest at the rate of prime plus 2-1/2% per annum on the unpaid balance and is payable
         in monthly installments through April, 2005.                                           97,779


         Note payable to former franchisee in conjunction with acquisition of former franchise operation.  Note is uncollateralized, non-
         interest-bearing and is payable in 24 equal installments of
         $1,221 through November 1997.                                                          20,749

         M.D. Strategic L.P. due and payable August 31, 1996, with total
         interest of $14,000 of which $10,500 is in prepaid assets.                            300,000

         Convertible notes payable to various lenders under a Note
         Agreement dated June 19, 1995, accruing interest at a rate of 8%
         per annum, principal and accrued interest due and payable one year after the date of each note through June 1996.  The notes were converted into shares of common stock of the Company in
         August, 1995 at $2.00 per share.                                                            0         625,000
                                                                                             ---------         -------
         Sub Total                                                                             470,030         679,499

         Less, Current portion                                                                (373,102)       (679,499)
                                                                                             ---------       ---------
         Notes payable, long-term portion                                                    $  96,928       $       0
                                                                                             =========       =========




Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



8.       Preferred Stock


         In June, 1996, the Company's articles of incorporation were amended to authorize a new class of Preferred Stock. At that time, the Board of Directors were given authority, from time to time, to issue such shares and determine the terms and conditions thereof via a Board Resolution when the need arose for them to be issued.

         The Board of Directors subsequently resolved to issue up to 30 shares of 10% Convertible Preferred Stock at the price of $175,000 per unit. Each share of Preferred Stock may be converted into 50,000 shares of common stock at the rate of $3.50 per common share, at the option of the holder, at any time following the effective approval date of the registration of the shares. The Company may call for conversion at any time after the registration statement becomes effective if (a) the average closing price of the common shares is $7.50 per share or more for ten (10) consecutive trading days, or (b) after the third anniversary of the closing of the private placement of Preferred Stock, whichever occurs first.

         If the holder of the Preferred Stock exercises their conversion privilege, the adjusted conversion price will be 75% of the greater of
         (a) the average of the closing bid price for the common stock for the ten (10) trading days immediately prior to receipt of notice by the Company to convert, or (b) the closing bid price on the day immediately preceding receipt of notification by the Company. If the adjusted conversion price is lower than $3.50 per share, then the holders would convert into a greater number of shares based upon the adjusted conversion price, but in no event shall the conversion price be less than $1.50 per share.

         Each share of Preferred Stock is entitled to an annual common stock dividend equal to ten (10) percent of the face value of the Preferred Stock ($17,500) at the closing bid price of the common shares on the date of declaration. The dividend will be paid each year on the anniversary date of issuance of the Preferred Stock.

         Holders of Preferred Stock will be entitled to receive 50,000 warrants for each share of Preferred Stock held. The warrants will be issued six (6) months following the issuance of the Preferred Stock, or at such earlier date as the Board may approve. Investors who have converted their Preferred Stock prior to issuance of the warrants shall not be entitled to such warrants.







Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



         The warrants have an exercise price of $5.00 per share or such lower price as the Board of Directors may approve. The warrants will expire three (3) years following the date of their issuance. The warrants are callable by the Company after the common stock closes for at least $7.50 per common share for ten (10) consecutive trading days, after which the Company must notify the holders of warrants of such redemption within ten (10) business days. The call price for each warrant will be $5.00.


9.       Related Party Transactions:


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

         The Company has granted options to a Company officer, in connection with an employment agreement, to purchase 350,000 shares of common stock at a per share exercise price of $2.50. The options vest over a five-year period commencing in September 1995. The options expire 10 years following the date of the option grant.







Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



9.       Related Party Transactions, Continued:

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

         On August 31, 1995, Dennis Campbell loaned the Company $24,000 on a demand note at an interest rate of 16% per annum. This note was reduced by principal payments totaling $3,687 during 1995, and 1996 leaving a balance of $20,313 as of June 30, 1996.

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







Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995





9.       Related Party Transactions, Continued:

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

         On October 17, 1995, William R. Gresher, Senior Vice President, Chief Financial Officer and a director of the Company, loaned $50,000 to the Company, pursuant to a note bearing interest at 11% per annum, on demand, and on October 24, 1995, Mr. Gresher loaned an additional $10,000 to the Company on the same terms. These notes have not been paid as of June 30, 1996.

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

         On April 10, 1996 the Company signed a ninety day unsecured loan in the amount of $300,000 with M.D. Strategic L.P. The loan bears interest at an annual rate of 14.0%, which was prepaid at the beginning of the note. This note was extended for 30 days until August 10, 1996 for additional interest of $3,500 for that period.








Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1996 And 1995



10.      Fair Value Of Financial Instruments:

         The fair value of the Company's long-term debt and notes payable approximates the carrying value at June 30, 1996. This estimate is based on the fact that the majority of the long-term debt and notes payable were negotiated transactions, and the negotiated interest rates approximate a market rate at that time.

11.      Recently Issued Accounting Standard:

         The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards No. 123 (FAS 123) entitled "Accounting for Stock-Based Compensation." Upon adoption of FAS 123 in fiscal 1996, the Company will continue to account for stock- based compensation in accordance with Accounting Principles Board Opinion No. 25 and provide disclosure with respect to the fair value of the Company's options. The Company has not yet determined the impact of this disclosure on its financial statements.








Continued

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in the filing.


RESULTS OF OPERATIONS

The following table sets forth for the period indicated the unaudited income and expense items.


                                                            For the Three Months          For the Six Months
                                                               Ended June 30                 Ended June 30
                                                         -------------------------      -------------------------
                                                           1996            1995           1996            1995
                                                         ----------     ----------      ----------     ----------
                 Net Revenue                             $2,865,500     $1,816,982     $ 5,712,398     $3,249,856

                 Cost of Goods Sold                       2,275,328      1,485,716       4,464,076      2,504,872

                 Gross Profit                               590,172        331,266       1,248,322        744,984

                 Other (Income) and Expenses
                    Selling, general and
                    administrative expenses               1,355,272        999,273       2,562,188      1,544,878
                    Depreciation and Amortization            58,220         25,823          96,320         33,639
                    Interest (income) expense                38,405           (384)         81,399          8,598
                    Franchise income                        (28,205)        (6,500)        (32,302)        (8,500)
                    Other expense (income)                  156,034             96         156,034              0
                                                         ----------     ----------     -----------     ----------
                                Total                     1,579,726      1,018,308       2,863,638      1,578,615


                 Income (loss) Before
                 provision For Income Taxes                (989,554)      (687,042)     (1,615,316)      (833,631)

                 (Provision) For Taxes                                     (63,151)                       (63,151)
                                                         ----------     ----------     -----------      ---------
                 Net Income (loss)                       $ (989,554)    $ (750,193)    $(1,615,316)    $ (896,782)
                                                         ==========     ==========     ===========     ==========




Continued

COMPARISON OF SECOND QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

Net revenues for the second quarter ended June 30, 1996 were $2,865,500, an increase of $1,048,518 or 57.7% from the same period in 1995. The increase in net revenue is due to the opening of new Company owned Superstores in Dallas, Texas and Tampa, Florida during 1995 and the acquisition of a former franchise in Sacramento, California, plus an increase in same store sales of 16.4% between years. The second quarter 1995 revenues have been restated to reclassify income from the sale of financing contracts from Cost of Goods Sold to Revenue, a policy established in the fourth quarter of 1995.

Net sales for the six months ended June 30, 1996 were $5,712,396 which was an increase of $2,462,542 or 75.8% over the same period ended June 30, 1995. The increase in net sales is due entirely to the addition of new corporate stores and the acquisition of two previous franchises.

Total gross profit for the quarter ended June 30, 1996 was $590,172 which was an increase of $258,906 or 78.1% over the same period in 1995. The increase in gross profit was due to higher level of sales volumes from the newly opened or acquired stores in Dallas, Tampa and Sacramento. The gross profit rate for the quarter ended June 30 was 20.6% compared to 18.2% for the same period in 1995. The change in gross profit rate was due to a higher sales mix of Company owned motorcycles versus consignment motorcycles and the increase in revenue related to the sale of finance contracts which bear no cost of sales. Consignment motorcycles typically carry a lower gross margin rate that motorcycles owned by the Company.

Gross profit for the first half of 1996 was $1,248,322, an increase of $503,338 or 67.6% over the same period in 1995. The gross profit rate for the first six months of 1996 was 21.8% as compared to 22.9% for the same period last year. The change in gross profit rate was due to slightly higher sales mix of consignment versus Company owned motorcycles offset by an increase in revenue related to the sale of finance contracts which bear no cost of sales.

Selling, general and administrative expenses were $1,355,272 for the quarter ended June 30, 1996, which represents an increase of $355,499 or 35.6% over the same period last year. This increase is due to several factors, including
1) the opening of new Company owned Superstores, 2) the launch of the new Dream Wheels mobile Superstore in March 1996, 3) legal and accounting fees related to becoming a SEC reporting company, and 4) the increase in executive staff necessary to continue the Company's growth.

Selling, general and administrative expenses were $2,562,188 for the first six months of 1996, an increase of $1,017,310 or 65.8% over the same period in 1995. The increase was due to the same reasons outlined above for the second quarter 1996.







Continued

Depreciation and amortization expense was $58,220 for the quarter, which was $32,397 or 125.5% higher than the same period in the prior year. The increase was due to the addition of three more Company owned Superstores which were opened in the last three quarters of 1995, the addition of computers necessary to bring the advertising and financial functions in house, and the launch of the Dream Wheels mobile store in March of 1996.

Depreciation and amortization expense was $96,320 for the first six months ended June 30, 1996. This increase of $62,681 or 186.3% from the same period last year was due to the same reasons outlined above for the second quarter ended June 30, 1996.

Franchise income for the quarter ended June 30, 1996 was $28,205 which represents an increase of $21,705 or 333.9% over that of the preceding year. This increase is attributed to the opening of new franchises during 1995 and improved royalty income from franchise sales activities.

Franchise income for the first half of 1996 was $32,302 an increase of $23,802 or 280% over the preceding year. This increase was attributed to the same reasons outlined above for the second quarter 1996.

Other expense includes a provision of $125,000 for store closing costs.

There was no provision for income taxes in 1996. The Company decided to fully reserve for the Deferred Tax Asset primarily related to its net operating loss carry forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time. The major underlying reason which led to this conclusion is the uncertainty of the Company's ability to raise sufficient debt and equity capital necessary to expand the number of Company-owned Superstores. The Company planned to use this additional capital to expand its retail operations into new locations which would generate more operating income. This additional operating income from expanded retail trade-related activities would defray existing centralized corporate overhead costs and generate additional operating profits to begin utilizing the tax loss carry forwards. As a result of the current time delays in the Company's ability to raise the amount of additional capital required, the Company's management believes that the timing of the income turnaround cannot be predicted with accuracy.

The net loss for the quarter ended June 30, 1996 was $989,554 as compared to a loss of $750,193 in the same period in 1995. This increase of $239,361 was due to continued investment by the Company to expand the business through 1) the opening of new Superstores in various parts of the U.S. in 1995 and 1996, which have not yet turned profitable 2) the costs associated with becoming an SEC reporting company, 3) the increase in executive staff to continue growth of the Company and 4) the provision for store closing costs.

The net loss for the first six months ended June 30, 1996 was $1,615,316 as compared to a loss of $896,782 for the same period in 1995. This increase of $718,534 was due to the same reasons outlined above for the second quarter ended June 30, 1996.

While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future. The Company expects to







Continued
mitigate inflationary increases through securing additional purchase volume discounts as net sales increase through the opening of future Superstores and franchises.


LIQUIDITY AND CAPITAL RESOURCES

The Company has relied substantially on equity capital to meet its operating and growth needs until late 1995 when debt in the amount of $281,883 was used to acquire two former franchises. In early 1996, third party debt was again used to acquire the Dream Wheels tractor/trailer in the amount of $391,053.

In December 1995 and January 1996 the Company raised $629,000 and $450,500 respectively through the issuance of Convertible Notes. These notes were converted into shares of the Company's Common Stock in March and April of 1996 at a conversion rate of $1.70 per common share. These funds were used principally to fund current operating losses and debt service.

In April 1996, the Company received a 90 day loan from MD Strategic, of which one of the Company's directors is a principal, in the amount of $300,000 to meet its additional cash needs for operating losses and debt service. This note was extended until August 31, 1996.

In addition, the Company retained an investment banking firm in April 1996 to advise and assist in the sale of additional equity securities. The securities offered, principally to Institutional Investors, are convertible preferred stock with warrants to purchase additional common shares at the purchase price of $175,000 per unit aggregating $5,250,000. Through August 8, the Company has sold 7 units and received $1,102,500 net of commissions.

The Company at the present time needs approximately $6,000 to $7,000 per day to meet its operating and debt service needs. The Company is in active discussions with several sources of additional capital, both debt and equity capital, but there can be no assurance that funds will be procured from these sources at this time. If the Company is not able to continue to generate additional debt or equity capital to expand its retail operations and open profitable stores, it will be necessary to evaluate various alternative actions to improve the cash flow of the Company, including but not limited to:

        - Addition of more company owned motorcycles for sale in retail stores by becoming an authorized dealership for newly manufactured motorcycles to improve product mix and gross profit ratio,

        - Increase frequency of promotional events to generate more product sales,

        - Hiring an experienced COO with extensive retail background to enhance retail store performance,

        - Evaluate non-retail related revenue streams available to the Company including royalties from licensing fees relating to the Company name,

        - Promotional efforts to increase the number of franchises and the corresponding royalty payments, as well as their purchases of product from the Company,

        - Reduction in executive compensation and the number of Company executives,

        -       Reductions in operating store and corporate personnel,

        - Reductions in insurance premiums through the increase in deductibles and decrease in excessive coverage,

        - The shutdown or sale of unprofitable retail stores if revenue enhancement and/or cost reduction actions cannot make them profitable.

Management believes that no single action will result in a turnaround to positive cash flow, and as a result multiple opportunities are actively being pursued by management as well as the Company's Board of Directors.