Form 10QSB
period 1996-09-30
BIKERS DREAM INC
filed 1996-10-30
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

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

                 1420 Village Way, Santa Ana, California
                    (Address of principal executive offices)
                                      92705
                                   (Zip Code)

                                 (714) 835-8464
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

As of September 30, 1996, there were 8,350,031 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format
Yes           No     X
      -----        -----

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          September  30, 1996 And 1995

                                                                                 (Unaudited)    (Unaudited)
                                                                                    1996           1995
                                                                                   ----           ----
                                                  A S S E T S:
Current assets:
Cash and cash equivalents                                                        $ 1,228,208        $   195,323
Accounts receivable, net                                                             445,874            245,944
Inventories                                                                        1,527,338          1,761,355
Prepaid expenses and other current assets                                            109,293            129,352
                                                                                 -----------        -----------
             Total current assets                                                  3,310,713          2,331,974

Property, equipment and capitalized leases, net                                      844,636            565,144
Investments - Joint Venture                                                        1,000,000
Deposits and other assets                                                             37,754             58,484
                                                                                 -----------        -----------
             Total assets                                                        $ 5,193,103        $ 2,955,602
                                                                                 ===========        ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                                 $   525,332        $   359,283
Other accrued expenses                                                               873,191            361,377
Current portion of long-term debt                                                    109,633             11,739
Current portion of notes payable                                                     104,621            250,000
Notes payable to shareholders                                                         96,000            104,000
                                                                                 -----------        -----------
             Total current liabilities                                             1,708,777          1,086,399

Deferred rent                                                                         70,655             76,412
Notes payable, less current portion                                                   91,422
Deferred tax liability                                                                                    3,425
Long-term debt, less current portion                                                 393,150             70,191
                                                                                 -----------        -----------
             Total liabilities                                                     2,264,004          1,236,427
                                                                                 -----------        -----------
Commitments and contingencies (Note 5)

Shareholders' equity:
10% convertible preferred stock, no par value, 10,000,000 shares authorized at September 30, 1996: 7 shares
  issued and outstanding at September 1996                                         1,102,500
Common stock, no par value; 25,000,000 shares
  authorized at September 30, 1996; 8,350,031 and 5,535,920
  issued and outstanding at September 30, 1996 and                                 6,870,624          3,260,179
  September 30, 1995
Accumulated deficit                                                               (5,044,025)        (1,541,004)
                                                                                 -----------        -----------
             Total shareholders' equity                                            2,929,099          1,719,175
                                                                                 -----------        -----------
             Total liabilities and shareholders' equity                          $ 5,193,103        $ 2,955,602
                                                                                 ===========        ===========


See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For The Three Months               For The Nine Months
                                                           --------------------                ------------------
                                                            Ended September 30,                Ended September 30,
                                                      (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                         1996              1995             1996             1995
                                                         ----              ----             ----             ----
Revenues:
Product sales                                      $ 1,775,912        $ 2,121,538        $ 7,328,601        $ 5,367,804
Financing contracts                                     42,281             97,062            201,990             47,062
                                                   -----------        -----------        -----------        -----------
             Total revenues                          1,818,193          2,218,600          7,530,591          5,464,866

Cost of goods sold                                   1,431,584          1,560,090          5,895,661          4,064,959
                                                   -----------        -----------        -----------        -----------
             Gross profit                              386,609            658,510          1,634,930          1,399,907
                                                   -----------        -----------        -----------        -----------
Expenses:
Selling, general and administrative expenses         1,091,166          1,187,005          3,653,353          2,740,634
Depreciation and amortization                           47,355             25,225            143,675             58,864
Interest expense                                        57,681             18,820            139,081             18,667
Franchise income                                        (7,987)           (63,774)           (40,289)           (72,274)
Other expense                                          144,290                340            300,323             (3,250)
                                                   -----------        -----------        -----------        -----------
             Total expenses                          1,332,505          1,167,616          4,196,143          2,742,641
                                                   -----------        -----------        -----------        -----------
             Loss before (provision) for
               income taxes                           (945,896)          (509,106)        (2,561,213)        (1,345,734)
(Provision) for income taxes                                 0                  0                  0            (63,151)
                                                   -----------        -----------        -----------        -----------
             Net loss                              $  (945,896)       $  (509,106)       $(2,561,213)       $(1,405,885)
                                                   ===========        ===========        ===========        ===========
Net loss per share                                 $     (0.14)       $     (0.10)       $     (0.41)       $     (0.32)
                                                   ===========        ===========        ===========        ===========
Weighted average shares outstanding                  6,786,749          5,535,920          6,173,695          4,459,591
                                                   ===========        ===========        ===========        ===========


See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS For Nine Months Ended
                          September 30, 1996, And 1995

                                                                (Unaudited)        (Unaudited)
                                                                    1996               1995
                                                                 ----------        -----------
Cash flows from operating activities:
Net loss                                                        $(2,561,213)       $(1,405,885)
                                                                -----------        -----------
Adjustments to reconcile net loss to net cash provided by
operating activities:
Deferred income taxes                                                    --             62,351
Loss from disposal of fixed assets                                   26,046                 --
Store closure costs                                                 135,000
Depreciation and amortization                                       153,323             58,864
Past services compensated by Company common stock                   151,800
Changes in assets and liabilities:
(Increase) in accounts receivable                                  (159,482)          (147,930)
(Increase) in inventories                                          (336,351)        (1,060,054)
Decrease (increase) in prepaid expenses and other
current assets                                                       21,802            (61,496)
Increase in accounts payable                                        226,134            354,167
Increase in other accrued expenses                                  138,525            235,632
                                                                -----------        -----------
             Total adjustments                                      356,797           (558,466)
                                                                -----------        -----------
             Net cash used in operating activities               (2,204,416)        (1,964,351)
                                                                -----------        -----------
Cash flows from investing activities:
Decrease in deposits                                                143,397            (12,711)
Payments for purchases of fixed assets                             (423,791)          (509,726)
Increase in deferred rent                                            15,725              2,908
Investment - Joint Venture                                       (1,000,000)
                                                                -----------        -----------
             Net cash used in investing activities               (1,264,669)          (519,529)
                                                                -----------        -----------

See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued For Nine Months
                       Ended September 30, 1996, And 1995

                                                                  1996         1995
                                                               ----------    ----------
Cash flows from financing activities:
Proceeds from short-term notes                               $   569,905                 --
Proceeds from long-term debt                                     308,350             85,348
Principal payments made on long-term debt and
  capitalized leases                                             (45,857)           (76,972)
Proceeds from issuance of common stock                         2,567,450          2,811,189
Costs associated with issuance of common stock                  (160,793)
Proceeds from issuance of preferred stock                      1,225,000
Costs associated with issuance of preferred stock               (122,500)
Proceeds from issuance of convertible notes payable              450,500
Principal payments made on notes payable                        (129,451)          (167,000)
Payments on notes payable to shareholders                       (101,047)
Advances received on employee note receivable                                       (16,114)
Payments received on note receivable from stockholder                                24,616
                                                             -----------        -----------
             Net cash provided by financing activities         4,561,557          2,661,067
                                                             -----------        -----------
             Net increase in cash and cash equivalents         1,092,472            177,187
Cash and cash equivalents, beginning of period                   135,736             18,136
                                                             -----------        -----------
Cash and cash equivalents, end of period                     $ 1,228,208        $   195,323
                                                             ===========        ===========

          In March 1995, the Company converted a $500,000 promissory note into 500,000 shares of common stock of the Company in connection with the acquisition of HDL Communications by Bikers Dream, Inc.

          In March 1996, the Company converted promissory notes in the amount of $629,000 into 369,992 shares of common stock of the Company.

          In April 1996, the Company converted promissory notes in the amount of $450,500 into 264,999 shares of common stock of the Company.

          In September 1996 the Company converted promissory notes in the amount of $500,000 into 476,100 shares of common stock of the company, liabilities in the aggregate amount of $135,267 were converted into a total of 98,019 shares of common stock of the company, and 110,000 shares of common stock of the company were issued at a price of $1.38 per share as compensation for past services.

          In September 1996, the Company issued 1,222,596 Units (each Unit consisting of two shares of common stock, one Series A warrant to purchase, at a price of $2.10 per share, one share of common stock, and one Series B Warrant to purchase, at a price of $3.10 per share, one share of common stock) for total gross proceeds of $2,567,450.

          In September 1996, the Company sold its Clearwater, Florida Superstore to its former President, Dennis Campbell, in exchange for consideration which included the cancellation of 950,000 shares of the Company's common stock owned by Mr. Campbell.

See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1996, And 1995

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the respective quarters.

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

         The surviving company is in the business of selling previously owned Harley Davidson motorcycles, custom manufactured motorcycles, parts, accessories, apparel and service through Company-owned retail stores in California and Texas.

Continued

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                          September 30, 1996, And 1995

2.       Company Operations And Liquidity, Continued:

         The Company's consolidated financial statements for the nine months ended September 30, 1996 have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,347,693 for the year ended December 31, 1995 and a net loss of $2,561,213 for the nine months ended September 30, 1996. As of September 30, 1996 the Company had an accumulated deficit of $5,044,025. The Company's working capital at September 30, 1996 was $1,601,936. The Company experienced an increase in its selling and administrative expenses of $948,719 over the same nine month period last year. This increase was primarily the result of
         1) costs of operating new Company owned superstores, 2) the launch of the Dream Wheels mobile Superstore in March 1996, 3) legal and accounting fees related to registering and issuing stock as an SEC company and 4) offset by the goodwill writeoff of $238,266 in the third quarter of 1995.

         On September 9, 1996, the Company's Board of Directors accepted the resignation Of Dennis Campbell as President, Chief Executive Officer and Director. The Company transferred its Clearwater, Florida store location to Mr. Campbell in exchange for cancellation of 950,000 shares of the Company's common stock owned by Mr. Campbell.

         On September 10, 1996, the Company's Board of Directors appointed Donald J. Duffy and Rowland W. Day II as co-chairmen and co-chief executive officers. Messrs. Duffy and Day are also directors of the Company. Also on September 10, 1996, Richard King, Jr. resigned as a director and as secretary of the Company.

         On September 13, 1996, the Company accepted the resignation of William Gresher, Chief Financial Officer. Donald J. Duffy, co-chairman and co-chief executive Officer, agreed to assume the duties of Chief Financial Officer.

         On September 16, 1996, the Company announced that it signed an agreement to form a joint venture with Mull Acres Investments, Inc.("MAI"), whose Ultra Kustom Cycles division of Riverside, California, is a manufacturer of custom V-twinmotorcycles and show-bikes. The joint venture will act as the exclusive distributor of Ultra Kustom Cycles. Additionally, all direct retail sales of Ultra Kustom Cycles in Southern California, Sacramento, California, and Dallas, Texas will now be sold through the Company's retail stores. Ultra Kustom Cycles will close its Riverside, California, showroom and transfer key sales personnel to the Registrant's store locations to provide expertise in motorcycle sales, product knowledge and store management. The joint venture is in the form of a limited liability company known as Ultra Bikers, LLC. In order to increase the production of Ultra Kustom Cycles to one hundred bikes per month, the Company has agreed in the Operating Agreement to loan the joint venture $2,000,000 over the next ninety days of which $1,000,000 had been loaned as of September 30, 1996. The Company received $2,567,450 from the sale of common stock in September 1996 and $420,000 in October 1996 to meet this funding obligation. Additionally, the Company has announced that it has acquired an option to purchase Ultra Kustom Cycle and Ultra Kustom Parts for a total Consideration of $4,000,000 and options to purchase 2,500,000 shares of the Company's common stock at a purchase price of $1.65 per share. The Company must exercise its Option after August 31, 1997 or earlier subject to the consent of Ultra Kustom Cycle.

         Ultra Kustom Cycle has been producing custom motorcycles for over two years. The motorcycles retail for approximately $15,900 to $24,900 depending on the model. Currently, Ultra Kustom Cycle manufactures 6 models. The Ultra Kustom Parts division of MAI, which has also been operational for approximately two years, produces approximately 126 parts including both original equipment parts and custom high performance parts for the cruiser segment of the motorcycle industry. Under a separate distribution Agreement, Ultra Kustom Parts will also provide the Company with components manufactured by third parties.

Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                           September 30, 1996 And 1995


         Principles Of Consolidation:

         The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries, including the accounts of Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc. and Bikers Dream Eagle Enterprises, Inc. All significant intercompany accounts and transactions are eliminated in consolidation


3.       Summary Of Significant Accounting Policies:

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

                          September 30, 1996 And 1995


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

         Accounts Receivable:

         At September 30, 1996, the allowance for doubtful accounts was $33,251. The balance was $14,911 as of September 30, 1995.

         Inventories:

         Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market. The entire inventory consists of purchased items which are categorized as finished goods. September 1996 inventory was reduced approximately $450,000 as a result of the Clearwater, Florida Superstore sale. At September 30, 1996, the reserve for obsolescence was $55,281.The reserve at September 30, 1995 was $29,077.


Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                          September 30, 1996 And 1995


3.       Summary Of Significant Accounting Policies, Continued:

         Property, Equipment And Capitalized Leases:

         Property, equipment and capitalized leases are recorded at cost with depreciation and amortization provided using the straight-line method over the estimated useful lives of the assets which range from three to ten years or the term of the lease, whichever is the lesser. Repairs and maintenance are expensed as incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in operations. Property, equipment and capitalized leases were reduced $146,000 as a result of the sale of the Clearwater, Florida Superstore.

         Deferred Rent:

         Deferred rent arises from rent abatements which are negotiated at the beginning of certain property leases. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over the cash payments since the inception of the lease. Deferred rent was reduced $43,000 as a result of the sale of the Clearwater, Florida Superstore.

         Concentration Of Risk:

         The Company is operating in a growing market due to the current nationwide popularity of Harley Davidson motorcycles. Its future success is dependent on the continuation of interest in the recreational motorcycle industry.

         Concentration Of Credit Risk:

         The Company's cash and cash equivalents are placed with high credit quality financial institutions. The Company had demand deposits in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits at September 30, 1996.

         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of September 30, 1996 and 1995, the Company has no significant concentrations of credit risk.


Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                             September 30, 1996 And 1995

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


4.       Property, Equipment And Capitalized Leases:

         Property and equipment consists of the following:


                                                              Estimated                  September 30,
                                                                                         -------------
                                                             Useful Lives           1996               1995
                                                             ------------           ----               ----
         Furniture and fixtures                                7 years          $   147,859        $   104,462
         Leasehold improvements                                7 years              128,746            253,592
         Equipment                                             5-7 years             87,425             92,452
         Computers                                             5 years              242,944            201,584
         Autos and trucks                                      3-10 years           441,053                  O
                                                                                -----------        -----------
                                                                                  1,048,027            652,090
         Less, Accumulated depreciation and amortization                           (203,391)           (86,946)
                                                                                -----------        -----------
                                                                                $   844,636        $   565,144
                                                                                ===========        ===========


         Assessments of whether there has been a permanent impairment in the value of long-lived assets are periodically performed by considering factors such as expected future operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. The method used is to determine if an impairment has occurred based upon a change in circumstances regarding the long lived assets, followed by an analysis of cash flows regarding the assets in question. If an impairment is determined to have occurred as a result of the analysis, then the Company recognizes and measures that impairment using discounted cash flow as provided by FAS 121. Since the Company has just started many of its retail operations in the last 12 months, historical information is limited in evaluating future effects. During the Second Quarter of 1996 the Company closed one of its former franchises which was acquired in late 1995 resulting in a writeoff of $32,000 in leasehold improvements plus $125,000 of other costs. Fixed assets were also reduced by $146,000 as a result of the sale of the Clearwater, Florida Superstore. Management believes no further permanent impairment has occurred based upon the information currently available.


Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                          September 30, 1996 And 1995


4.       Property, Equipment And Capitalized Leases, Continued:

         The Company leases certain computer equipment under agreements which are classified as capital leases. These leases have original terms of two to five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at September 30, 1996 and 1995 are as follows:

                                                     1996             1995
                                                     ----             ----
         Computers                                 $132,723          $80,803
           Less, Accumulated amortization           (24,403)           3,418
                                                   --------          -------
                                                   $108,320          $81,930
                                                   ========          =======

5.       Commitments And Contingencies:

         The Company leases all of its operating facilities. The Santa Ana, California operating facility, which serves as a retail Superstore and executive offices, is leased under a noncancelable tenant operating lease subject to annual CPI increases starting the third year of the lease. The lease term is 120 months commencing November 1, 1993 with two successive five-year options to renew.

         The Company negotiated a lease at a second Company-owned Superstore in Dallas, Texas. The lease term is sixty months commencing January 1, 1995 with two successive five-year options to renew and is subject to annual CPI increases.

         On March 1, 1995, the Company negotiated a lease to open its third Company-owned Superstore in Clearwater, Florida. This lease was subsequently transferred to Dennis Campbell in connection with the sale of such superstore to Mr. Campbell.


Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                          September 1996 And 1995


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


Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                          September 30, 1996 And 1995


6.       Long-Term Debt:

         Long-term debt at September 30, 1996 and 1995 consists of the following:

                                                                                              1996               1995
                                                                                              ----               ----
         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $2,272 per month, with
         interest at 20% per annum through May 2000                                          $70,191            $81,930

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $232 per month with
         interest at 16% per annum through January 1998                                        3,351

         Long Term Note Payable to a finance company, collateralized by a trailer requiring principal and interest payments of $5,739 per month,
         with interest at 11% per annum through February 2002                                281,867

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $937 per month, with interest
         at 16% per annum through December 2000 plus a $4,258 payment in                      38,129
         January, 2001

         Long-term note payable to a finance company, collateralized by a diesel tractor, requiring principal and interest payments of
         $1,870 per month, with interest at 10% per annum through January                     78,245
         2001                                                                               --------            -------
                                                                                             471,783             81,930
         Less, Current portion                                                               (78,633)           (11,739)
                                                                                            --------            -------
         Long-term debt, net of current portion                                             $393,150            $70,191
                                                                                            ========            =======

Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                         September 30, 1996 And 1995

7.       Notes Payable:

         The notes payable at September 30, 1996 and 1995 consist of the following:

                                                                                                1996           1995
                                                                                              --------       ---------
         Note payable to former employee in conjunction with release and
         Settlement agreement entered into September 9, 1996. The note is
         payable in monthly installments through February 1996.                              $  70,000

         Note payable to former franchisee in conjunction with acquisition
         of former franchise operation.  The note is due October 1996.                       $  13,021

         Note payable to bank which was assumed in conjunction with the acquisition of a former franchise operation. The note is guaranteed by the SBA and is collateralized by all the assets of the Sacramento store. The note accrues interest at the rate of prime plus 2-1/2% per annum on the unpaid balance and is payable
         in monthly installments through April, 2005.                                           95,936

         Note payable to former franchisee in conjunction with acquisition of former franchise operation. Note is uncollateralized,
         non-interest-bearing and is payable in 24 equal installments of
         $1,221 through November 1997.                                                          17,086

         Note payable to unrelated party is in conjunction with acquisition Of former franchise operation. $100,000 due in October, 1995, and balance accruing interest at 9% and payable in equal monthly installments to
         September 1996 collateralized by all the assets of
         the Company.                                                                                          250,000
                                                                                             ---------       ---------
         Sub Total                                                                             196,043         250,000

         Less, Current portion                                                                (104,621)       (250,000)
                                                                                             ---------       ---------
         Notes payable, long-term portion                                                    $  91,422       $       0
                                                                                             =========       =========

Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                          September 1996 And 1995


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

         If the holders of the Preferred Stock exercises their conversion privilege, the adjusted conversion price will be 75% of the greater of
         (a) the average of the closing bid price for the common stock for the ten (10) trading days immediately prior to receipt of notice by the Company of the holder's election to convert, or (b) the closing bid price on the day immediately preceding receipt of notification by the Company. If the adjusted conversion price is lower than $3.50 per share, then the holders would convert into a greater number of shares based upon the adjusted conversion price, but in no event shall the conversion price be less than $1.50 per share.

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

                          September 30, 1996 And 1995

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


9.       Related Party Transactions:


         In August 1994, Rowland W. Day, II loaned $300,000 to HDL. HDL used the proceeds of the loan from Mr. Day, along with the proceeds of other loans from nonaffiliates in the aggregate additional amount of $200,000, to make a $500,000 collateralized loan to the Company upon the signing of the Acquisition Agreement. The loan was evidenced by the Company's noninterest-bearing convertible promissory note which was converted into shares of the Company's common stock upon consummation of the acquisition on March 13, 1995 at the conversion price of $1.00 per share. The Company also agreed to issue warrants to such nonaffiliates to purchase 200,000 shares of the Company's common stock at a price of $1.50 per share. The warrants were converted to 200,000 shares of common stock on September 8, 1995.

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

         The Company has granted options to Bill Gresher, a former Company officer, in connection with an employment agreement, to purchase 300,000 shares of common stock at a per share exercise price of $2.50. As of the date of his resignation, 87,000 of such options were vested.

Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                         September 30, 1996 And 1995

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

         On August 31, 1995, Dennis Campbell loaned the Company $24,000 on a demand note at an interest rate of 16% per annum. This note was repaid in September 1996.

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

                         September 30, 1996 And 1995

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

         In addition, Meyer Duffy is to be compensated by means of an option to purchase 50,000 shares of the Company's common stock at a price of $1.70 per share within two years of a grant in consideration of arranging for bridge financing to the Company in the amount of $1.1 million in convertible debt, and a fee of 5% of all proceeds received from the bridge financing in excess of $100,000. This agreement was terminated September 9, 1996.

         On October 17, 1995, William R. Gresher, Senior Vice President, Chief Financial Officer and a director of the Company, loaned $50,000 to the Company, pursuant to a note bearing interest at 11% per annum, on demand, and on October 24, 1995, Mr. Gresher loaned an additional $10,000 to the Company on the same terms. These notes were paid in September, 1996.

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

         On April 10, 1996 the Company obtained a ninety day unsecured loan in the amount of $300,000 from M.D. Strategic L.P. The loan bears interest at an annual rate of 14.0% and was extended until September 10, 1996 when it was converted into common stock of the Company at @1.05 a share.

Continued

                       BIKERS DREAM, INC. & SUBSIDIARIES

                          September 30, 1996 And 1995

9.       Related Party Transactions, Continued:

          In September 1996, 90% of outstanding fees owed to Day Campbell & McGill and Meyer Duffy & Associates were converted into common stock of the Company at $1.38 per share or 59,557 and 38,463 shares respectively.

         In September 1996, for past services, 50,000 shares of common stock of the company were issued to Day Campbell & McGill, 50,000 shares to Meyer Duffy & Associates and 10,000 shares to Richard King Jr. at $1.38 per share.


10.      Fair Value Of Financial Instruments:

         The fair value of the Company's long-term debt and notes payable approximates the carrying value at September 30, 1996. This estimate is based on the fact that the majority of the long-term debt and notes payable were negotiated transactions, and the negotiated interest rates approximate a market rate at that time.

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


Continued

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS

The following table sets forth for the period indicated the unaudited income and expense items.

                                                    For the Three Months          For the Nine Months
                                                      Ended September 30            Ended September 30
                                                      ------------------            ------------------
                                                    1996            1995           1996            1995
                                                    ----            ----           ----            ----
          Net Revenue                             $1,818,193     $2,218,600     $ 7,530,591     $5,464,866

          Cost of Goods Sold                       1,431,584      1,560,090       5,895,661      4,464,959

          Gross Profit                               386,609        658,510       1,634,930      1,399,907

          Other (Income) and Expenses
             Selling, general and
             administrative expenses               1,091,166      1,187,005       3,653,353      2,740,634
             Depreciation and Amortization            47,355         25,225         143,675         58,864
             Interest (income) expense                57,681         18,820         139,081         18,667
             Franchise income                         (7,987)       (63,774)        (40,289)       (72,274)
             Other expense (income)                  144,290            340         300,323         (3,250)
                                                  ----------     ----------     -----------     ----------
                         Total                     1,332,505      1,167,616       4,196,143      2,742,641

          Income (loss) Before
          provision For Income Taxes                (945,896)      (509,106)     (2,561,213)    (1,342,734)

          (Provision) For Taxes                            0              0               0        (63,151)
                                                  ----------     ----------     -----------    -----------
          Net Income (loss)                       $ (945,896)    $ (509,106)    $(2,561,213)   $(1,405,885)
                                                  ==========     ==========     ===========     ==========

Continued

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Net revenues for the third quarter ended September 30, 1996 were $1,818,193, a decrease of $400,407 or 18% from the same period in 1995. The decrease in net revenue is mainly due to the sale of the Clearwater, Florida Superstore effective September 5, 1996. The Dallas superstore accounted for the remaining decrease resulting from a shortage of funds to purchase bike inventory and the recent closing of the store on Sundays to comply with Texas state law.


Net revenue for the nine months ended September 30, 1996 was $7,530,591 which was an increase of $2,065,725 or 37.8% over the same period ended September 30, 1995. The increase is due to the addition of new corporate stores and the acquisition of two previous franchises.

Total gross profit for the quarter ended September 30, 1996 was $386,609, a decrease of $271,901 or 41.3% over the same period ended September 30, 1995. The decrease was mainly attributable to the sale of the Clearwater, Florida Superstore, with the remaining decrease a result of the lower sales for the quarter. The gross profit rate for the quarter was 21.3% compared to 25.6% for the same period in 1995. The change in gross profit rate was due to higher sales mix of consignment motorcycles versus Company owned motorcycles. Consignment motorcycles typically carry a lower gross margin rate than motorcycles owned by the Company.

Gross profit for the first nine months of 1996 was $1,634,930 an increase of $235,023 or 16.8% over the same period in 1995. The increase in gross profit was due to higher level of sales volume from the newly opened or acquired stores in Dallas, Clearwater and Sacramento.

Selling, general and administrative expenses were $1,091,166 for the quarter ended September 30, 1996, a decrease of $95,839 or 8% from the same period in 1995. This decrease is mainly a result of the writeoff of goodwill in the third quarter of 1995.

Selling, general and administrative expenses were $3,653,353 for the first nine months of 1996, which represents an increase of $912,719 or 33.3% over the same period last year. This increase was due to several factors, including 1)the operating costs of new Company owned Superstores, 2) the launch of the new Dream Wheels mobile Superstore in March 1996, 3) legal and accounting fees related to registering and issuing stock of an SEC company, and (4) offset by the 1995 third quarter writeoff of $238,266 of goodwill.

Depreciation and amortization expense was $47,355 for the quarter, which was $22,130 or 87.6% higher than the same period in the prior year. The increase was due to the addition of two Company owned Superstores which were opened in the last three quarters of 1995, the addition of computers necessary to bring the advertising and financial functions in house, and the launch of the Dream Wheels mobile store in March of 1996 offset by the transfer of fixed assets resulting from the sale of the Clearwater, Florida Superstore.

Depreciation and amortization expense was $143,675 for the first nine months ended September 30, 1996. This increase of $84,811 or 144.1% from the same period last year was due to the same reasons outlined above for the third quarter ended September 30, 1996.

Continued

Franchise income for the quarter ended September 30, 1996 was $7,987 which represents a decrease of $55,787 or 87.5% over that of the preceding year. This decrease is attributed to the acquisition of two franchises coupled with a lack of sales of new franchises.

Franchise income for the first nine months of 1996 was $40,289 a decrease of $31,985 or 44.4% from the preceding year. This decrease was attributed to the same reasons outlined above for the third quarter 1996.

Other expense for the quarter ended September 30, 1996 includes a $70,000 payment in conjunction with an employee release and settlement agreement and $31,000 preferred dividend accrual.

Other expense for the first nine months ended September 30, 1996 includes a provision of $125,000 for store closing costs.

There was no provision for income taxes in 1996. The Company decided to fully reserve for the Deferred Tax Asset primarily related to its net operating loss carry forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

The net loss for the quarter ended September 30, 1996 was $945,896 as compared to a loss of $509,106 in the same period in 1995. This increase of $436,790 was due to continued investment by the Company to expand the business through 1) the opening of new Superstores in various parts of the U.S. in 1995 and 1996, which have not yet turned profitable 2) the costs associated with registering and issuing stock as an SEC reporting company, 3) the provision for store closing costs, 4) a provision for an employee release and settlement agreement and 5) a preferred dividend accrual.

The net loss for the first nine months ended September 30, 1996 was $2,561,213 as compared to a loss of $1,405,885 for the same period in 1995. This increase of $1,155,327 was due to the same reasons outlined above for the third quarter ended September 1996.

While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future. The Company expects to mitigate inflationary increases through securing additional purchase volume discounts as net sales increase through the opening of future Superstores.

Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied substantially on equity capital to meet its operating and growth needs until late 1995 when debt in the amount of $281,883 was used to acquire two former franchises. In early 1996, third party debt was used to acquire the Dream Wheels tractor/trailer in the amount of $391,053.

In December 1995 and January 1996 the Company raised $629,000 and $450,500 respectively through the issuance of Convertible Notes. These notes were converted into shares of the Company's Common Stock in March and April of 1996 at a conversion rate of $1.70 per common share. These funds were used principally to fund current operating losses and debt service.

In April 1996, the Company received a 90 day loan in the amount of $300,000 from MD Strategic, of which one of the Company's directors is a principal, to meet its additional cash needs for operating losses and debt service. This note was extended and subsequently converted into shares of the Company's Common Stock in September, 1996 at a price of $1.05 a share.

In addition, the Company retained an investment banking firm in April 1996 to advise and assist in the sale of additional equity securities. The securities offered, principally to institutional investors, were units consisting of convertible preferred stock with warrants to purchase additional common shares at a purchase price of $175,000 per unit. Through September 30, 1996, the Company has sold 7 units and received $1,102,500 net of commissions.

In September 1996 the Company converted promissory notes in the amount of $500,000 for 476,100 shares of common stock of the company, liabilities of $136,267 were converted into a total of 98,109 shares of common stock of the company, and 110,000 shares of common stock of the company were issued at a price of $1.38 per share as compensation for past services.


In September 1996, the Company issued 1,222,596 Units (each Unit consisting of two shares of common stock, one Series A warrant to purchase, at a price of $2.10 per share, one share of common stock, and one Series B Warrant to purchase, at a price of $3.10 per share, one share of common stock) for total gross proceeds of $2,567,450.

In September 1996, the Company sold its Clearwater, Florida Superstore to its former President, Dennis Campbell, in exchange for consideration which included the cancellation of 950,000 shares of the company's common stock owned by Mr. Campbell.

                                     Part II

Item 6.   Exhibits and Reports on Form 8-K.

          (b) The Company filed a Report on form 8-K dated October 1, 1996, reporting the following: 1) the resignation of Dennis Campbell as president, chief executive officer and director in conjunction with the transfer of the Registrant's Clearwater, Florida store to Mr. Campbell in exchange for 950,000 shares of the Registrant's stock, 2) the resignation of Willian Gresher, chief financial officer and director, 3) the resignation of Richard King, Jr., secretary and director, 4) the appointment of director Donald J. Duffy as co-chairmen, co-chief executive officer and chief financial officer 5) the appointment of Rowland W. Day II as co-chairmen, co-chief executive officer and Secretary, and 6) the formation of the joint venture limited liability company Ultra Bikers, LLC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 1996           BIKERS DREAM, INC.




                                  By: /s/ Donald J. Duffy
                                     -------------------------------------------
                                     Donald J. Duffy, Co-Chief Executive Officer
                                     and Chief Financial Officer