Form 10KSB
period 1996-12-31
BIKERS DREAM INC
filed 1997-04-15
CIK 805907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1996.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________.

                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
                 (Name of small business issuer in its charter)

          California                                    33-0140149
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1420 Village Way, Santa Ana, California                                  92705
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:  (714) 835-8464

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X     No
                                                               -----       -----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer had revenues of $8,996,659 for the fiscal year ended December 31, 1996.

The aggregate market value of the voting stock held by non-affiliates on March 31, 1997 was approximately $7,530,300, based on the average of the bid and asked prices of the issuer's Common Stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

As of March 31, 1997, 8,748,680 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes        No     X
                                                               -----       -----

                                     PART I

ITEM 1.  Description of Business

GENERAL BUSINESS DEVELOPMENT

         The Company, which was formerly known as HDL Communications, was incorporated in California in October, 1985. The Company was engaged in the publishing business until June, 1989, when it discontinued operations. The Company remained inactive until March 13, 1995 when it acquired Bikers Dream, Inc., a California corporation engaged in the sales and service of used Harley-Davidson motorcycles and in retail sales of aftermarket accessories and parts for Harley-Davidson motorcycles. Prior to its acquisition of Bikers Dream, Inc., the Company effected a 1 for 1,363,341.473 reverse split of its outstanding Common Stock. After the acquisition, Bikers Dream, Inc. was merged into HDL Communications and HDL Communications changed its name to Bikers Dream, Inc. For accounting purposes, Bikers Dream, Inc. is considered to be the acquirer of HDL Communications.

         In September 1996, the Company formed a joint venture with Mull Acres, Investments Inc. ("MAI"), whose Ultra Kustom Cycles division of Riverside, California is a manufacturer of custom V-twin motorcycles and show-bikes. The joint venture was formed to act as the exclusive distributor of Ultra Cycles with exclusive rights to all direct retail sales of Ultra Cycles in Southern California, Sacramento, California, and Dallas, Texas. In connection with the formation of the joint venture, the Company granted an option to Mull Acres Investments, Inc. to purchase 2,500,000 shares of Common Stock at a price of $1.65 per share.

         In February 1997, the Company, through its wholly owned subsidiary, Ultra Acquisition Corporation, a Nevada corporation ("UAC") purchased from MAI certain assets, including equipment and inventory, of MAI's Ultra Kustom Cycles and Ultra Kustom Parts divisions that had been used in connection with the manufacture, distribution and sale of motorcycles and motorcycle parts and accessories.

BUSINESS OF BIKERS DREAM

         The Company has two lines of business: Retail Stores and Motorcycle and Parts Manufacturing. The Company operates four retail outlets known as Bikers Dream Superstores ("Superstores") , selling Ultra Cycles , used Harley-Davidson motorcycles ("Harleys") and Big Dog Motorcycles complemented by a full range of aftermarket parts, accessories and service. The Company is not a licensed Harley-Davidson dealer and does not sell new Harley-Davidson motorcycles or buy any products or services directly from Harley-Davidson, Inc. Heavyweight or cruiser motorcycles are in high demand. While annual overall motorcycle unit sales in the U.S. have remained stagnant at 300,000 units since 1990, heavyweight or cruiser motorcycles have grown from 78,000 units in 1990 to over 129,000 units in 1995. This growth has been led by Harley-Davidson, which according to industry reports, controls over 50% of the heavyweight market. Based on available information, the Company estimates the total retail sales volume for the U.S. motorcycle market exceeds $5 billion annually (including motorcycles, parts, accessories and service). The Company believes the heavyweight segment, including related parts, accessories and service, accounts for over 40% of the U.S. motorcycle market.

         The Company's Superstores are located in San Diego, California, Santa Ana, California, Sacramento, California and Dallas, Texas. The Company is also establishing a network of Bikers Dream Superstore dealers, seven of which are open and operating as of March 16, 1997, and eight additional dealers have signed dealer contracts as of such date. There are currently nineteen independent Ultra Motorcycle dealers (not including Bikers Dream dealers) in operation. The Company intends to actively pursue a strategy of business growth that involves the opening of additional corporate-owned Superstores, the opening of additional Bikers Dream Superstore dealers and the continued growth in the number of independent Ultra Motorcycle dealers.

         The Company further operates what it believes is the first retail store of its type on wheels, which the Company calls "Dream Wheels." This mobile retail store is a 53 foot tractor/trailer which travels the United States to promote and sell motorcycles, accessories and apparel to motorcycle enthusiasts at nationally acclaimed events such as Daytona Bike Week, Sturgis, Laconia and the Laughlin River Run. Dream Wheels will carry up to 20 motorcycles for sale as well as a variety of accessories and apparel. It made its initial debut at Daytona Bike Week, March 1-10, 1996.

RETAIL STORES - BIKERS DREAM SUPERSTORES

         Each Superstore features a large showroom for the display of merchandise, warehousing for inventory and a repair and service department. The Santa Ana Superstore also contains administrative and dealer training offices. The showroom is organized to allow variations in location of the displays to accommodate customer traffic flow within the store and heighten customer interest. The service area houses a staff of mechanics and service personnel to accommodate customer service and warranty needs The forward area of the showroom is reserved for the display of new Ultra cycles as well as other motorcycles carried for sale. Larger Superstores are approximately 10,000 square feet in size, while smaller Superstores are approximately 4,000 to 6,000 square feet. Management believes the Bikers Dream Superstores compare favorably with many of the independent retailers of heavyweight motorcycles. The independent retailers are usually smaller shops, ranging in size from approximately 1,500 to 4,000 square feet which limits space for display of motorcycles and accessories.

         The Company's Superstores and dealers all offer a complete line of Ultra Cycles. Ultra Cycle models include the "Groundpounder" the "Ultra Sprinter", the "Ultra Classic", the "Ultra Cruiser" and the "Ultra Wide Drive". These production models can be customized based on a customers desires with numerous available options. All Ultra motorcycles carry a full warranty with a back up support program by Bikers Dream and Ultra dealers. Third party warranty policies are offered on used motorcycles.

         The Company stocks and sells an extensive range of aftermarket products for the motorcycle enthusiast. Many of these products are not offered by Harley-Davidson dealers who are subject to company imposed licensing restrictions nor by independent retailers who typically carry a limited range of products for a variety of motorcycles. The Company currently offers as many as 10,000 different parts, accessories and apparel items.

         The Company has supply arrangements with most of the major motorcycle aftermarket parts and accessory suppliers. Under these arrangements, the Bikers Dream Superstores (including dealers) receive quantity discounts, allowing the Superstores to purchase these goods more affordably. The Company purchases its parts and accessories from numerous suppliers, with no supplier accounting for more than 10% of sales. Management believes that the loss of any supplier would not have a material adverse effect on the Company because other suppliers could be relied upon to meet the Company's requirements at a comparable cost.

         The Company sells a line of accessories under the brand names Dream Products, Bikers Dream Products, Ultra Parts and Ultra Kustom Parts. The Company also sells a complete line of products under its Chrome Exchange Program. Under this program, retail customers select a chrome part from a list of over 100 items that the Company keeps in stock. These are new and like new parts which have been chrome plated by a quality outside vendor. The customer pays not only for the added chrome, but also a "core" charge for the part itself at the time of purchase. The customer then has the option to return his like kind "core," which was removed from his motorcycle, for credit. The returned core is completely inspected by qualified Bikers Dream personnel to ensure that it meets the original manufacturers specifications. If it meets those strict specifications, the customer then receives credit for the core.

         The service department of each Superstore performs service work on most cruiser motorcycles, including Ultra Cycles, Big Dog Motorcycles and Harleys. The service department also perform safety checks on all motorcycles sold and warranty work on authorized brands including Ultra Cycles. The service department can also install parts and accessories sold in the Superstore.

RETAIL STORES-DEALER ACTIVITIES AND FRANCHISING

         The Company is in the process of establishing a network of Bikers Dream superstore dealers. The dealers' stores are modeled after the Company-owned Superstores and are expected to be located throughout the United States and internationally to service the markets not directly serviced by Company-owned Superstores. There are presently seven Bikers Dream superstore dealers with eight additional dealers under contract as of March 31, 1997. All superstore dealers are located outside of California. There are presently nineteen independent Ultra Cycle dealers. Some of these dealers are considering converting to Bikers Dream dealers.

         The Company has marketed its dealer program primarily by advertising in motorcycle and speciality magazines. The dealer advertisement has appeared in a portion of a larger general advertisement featuring the Company's products. Each dealer receives an exclusive territory. The Company provides dealers with in-house and on-site training and a copy of the Company dealer operations manual, ongoing newsletters, site training and other operational marketing assistance.

         The Company has suspended all future franchising activity. The Company sold ten Bikers Dream franchises (three in California and seven in other states) prior to March 1995. At December 31, 1996, two franchises remained open and since then one has been converted into a Bikers Dream dealer.

MOTORCYCLE AND PARTS MANUFACTURING

         The Company, through its Ultra Kustom Cycles subsidiary, manufactures and assembles heavyweight or cruiser motorcycles and parts at two facilities in Riverside, California. Currently five models are offered under the Ultra Cycle name; the "Groundpounder", the "Ultra Sprinter", the "Ultra Classic", the "Ultra Cruiser", and the "Ultra Wide Drive". Ultra Cycles and Ultra Parts are distributed through all Bikers Dream superstores and Ultra dealers. Ultra Cycles emphasize S&S engines, custom paint, enhanced customization and higher performance to appeal to each customer's desire. All Ultra cycles are sold with a twelve-month, twelve thousand mile warranty.

         The major product categories for Ultra Parts are custom parts, replacement parts and rider accessories. Parts in these product categories are being developed and enhanced as the Company increases production capabilities.

COMPETITION

         The market in which Bikers Dream competes is highly competitive. The main sources of competition are the Harley-Davidson Company and the licensed Harley-Davidson motorcycle dealer network, which primarily sells new Harley-Davidson motorcycles, accessories and parts. Other competitors include the 10,000+ motorcycle retail outlets located throughout the U.S. which provide aftermarket parts, services and accessories. Bikers Dream believes that many of the aftermarket motorcycle shops are small, privately owned businesses with limited facilities, capital and other resources.

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

EMPLOYEES

         As of December 31, 1996, the Company had 35 full time employees.


ITEM 2.  Description of Property

         Bikers Dream operations are conducted in leased facilities located in California and Texas. Its executive offices are located in Santa Ana, California. The following table describes the general character of the existing facilities as of February 1, 1997:

                                                                        SQUARE             LEASE
LOCATION                           PRIMARY FUNCTION                      FEET             EXPIRES
--------                           ----------------                      ----             -------
Santa Ana, California              Executive Offices                    12,107             2003
                                   and Retail Superstore

Dallas, Texas                      Retail Superstore                    10,000             1999

Sacramento, California             Retail Store                         10,480             2000

San Diego, California              Retail Store                          6,935             2001

Riverside, California              Motorcycle assembly                  20,487             1999

Riverside, California              Administration                        3,200             1998

         While the Company believes that its current facilities are adequate for its current needs, future expansion of additional Company-owned retail stores and dealer stores may necessitate expansion of the assembly facilities and executive offices.


ITEM 3.  Legal Proceedings

         The Company is not a party to any pending legal proceeding other than the proceedings described below.

         David Bogert, Brenda Bogert and Bikers Dream of North Carolina, Inc. (the "Plaintiffs") filed an action against the Company on February 28, 1996 in the General Court of Justice, Superior Court Division, of Catawba County, North Carolina claiming violation by the Company of the requirements of the Federal Trade Commission Rule and the requirements of the North Carolina Business Opportunity Sales Statute in connection with the Company's sale of a franchise to the Plaintiffs in June 1994, as well as breach of contract. The Plaintiffs were seeking recovery of all sums paid to the Company, a sum in excess of $10,000 for breach of contract and a sum in excess of $10,000 for punitive damages. In December 1996, the Court dismissed the case pursuant to a provision in the License Agreement regarding arbitration of disputes. No arbitration had been commenced as of March 31, 1997, although an attorney representing the Plaintiffs has made written demand for arbitration.

         Harley Davidson Motor Company ("Harley Davidson") filed an action against the Company in January 1997, in the U.S. District Court, District of California, for trademark infringement, trade dress infringement, unfair competition and related claims. The Company has denied the allegations that are the basis of these claims and intends to vigorously defend the action.

         Bryan Quan, d/b/a Uplift Enterprises filed an action against the Company in September 1996, in the Superior Court, County of Orange, California, claiming unfair competition and related claims, and seeking an injunction and unspecified damages. The Company has stipulated to the entry of an injunction but has denied the allegations that are the basis of the damages claim.

         Jeff Simon filed an arbitration demand against the Company in July 1996, in Orange County, California, claiming breach of an employment contract and defamation. Mr. Simon is seeking damages of $375,000 for unpaid wages under the contract and $250,000 for defamation. No arbitration had been commenced as of March 31, 1997. The Company intends to vigorously defend this claim.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.  Market for Common Stock and Related Stockholder Matters

         The Company's Common Stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "BIKR." It was previously traded under the ticker symbol "HOGS" until December 29, 1995 when it was changed to the current "BIKR" symbol. There was no active trading market for the Company's Common Stock prior to March 23, 1995. To date, the volume of trading in the Common Stock has been limited and, therefore, the market prices for the Common Stock may not accurately reflect the value of the Company. The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Bulletin Board from March 23, 1995 to December 31, 1996. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                  1995                      LOW               HIGH
                  ----                      ---               ----
                  First Quarter             $1.75             $1.75
                  Second Quarter            $1.75             $4.00
                  Third Quarter             $1.25             $4.75
                  Fourth Quarter            $1.375            $4.75


                  1996                      LOW               HIGH
                  ----                      ---               ----

                  First Quarter             $1.63             $3.50
                  Second Quarter            $2.13             $3.25
                  Third Quarter             $1.50             $3.06
                  Fourth Quarter            $1.88             $3.25

To date, the Company has not paid dividends on its Common Stock.

         As of December 31, 1996, there were approximately 1,280 shareholders of record of the Company's Common Stock.

         During the fiscal year ended December 31, 1996, the Company sold securities that were not registered under the Securities Act of 1933, other than unregistered sales made in reliance on Regulation S, as follows:

         In a private offering that commenced in November 1995 and terminated in January 1996, the Company sold $1,079,500 of convertible promissory notes to 16 accredited investors. The notes were subsequently converted into 634,991 shares of Common Stock. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In May 1996, the Company sold seven Units (each Unit consisting of one share of Preferred Stock and one warrant to purchase 50,000 shares of Common Stock) to six accredited investors for a total of $1,225,000 cash. The Company paid $122,500 and issued warrants to purchase 35,000 shares of the Company's Common Stock to M.J. Segal & Company, Inc. as a finder's fee in connection with the transaction. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In August 1996, the Company issued 208,020 shares of the Company's Common Stock to the Company's lawyers and financial consultants for services rendered. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In a private offering that commenced in September 1996 and terminated in November 1996, the Company sold 1,660,500 Units (each Unit consisting of two shares of Common Stock, one Series A warrant to purchase at any time prior to January 31, 1997, one share of Common Stock at a price of $2.10, and one Series B warrant to purchase, at any time prior to March 31, 1997, one share of Common Stock at a price of $3.15) to 22 investors for $2,987,250 cash and cancellation of $499,800 of debt. The exercise period and exercise price of the Series A Warrants was subsequently changed to March 31, 1997 and $1.05 per share, and the exercise period and exercise price of the Series B Warrants was subsequently changed to May 31, 1997 and $1.50 per share. A portion of the securities were issued to accredited investors pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and the balance were issued pursuant to Regulation S.

         In September 1996, the Company granted to Meyer Duffy an option to purchase, at a price of $1.70 per share, 50,000 shares of Common Stock. The option was granted pursuant to Section 4 (2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In September 1996, the Company granted to Dennis Campbell, a former officer and director of the Company, an option to purchase, at a price of $3.00 per share, 100,000 shares of Common Stock. The option was granted pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation promulgated thereunder.

         In September 1996, the Company granted to each of Donald J. Duffy and Rowland W. Day II, officers and directors of the Company, options to purchase, at any time prior to September 8, 1998, 200,000 shares of Common Stock at a price of $1.05 per share. The options were granted pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In September 1996, the Company granted incentive stock options under its Incentive Stock Option Plan to three Company employees to purchase an aggregate of 66,500 shares of Common Stock. The options were granted pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In December 1996, the Company granted to each of Marco Trischitta and Allessandro Parravicini, each an accredited investor, options to purchase, at any time, prior to December 31, 1997, 250,000 shares of Common Stock at a price of $2.25 per share for consulting services. The options were granted pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         From 1990 until late 1993, the business operated in a 2,400 square foot facility in Huntington Beach, California. The business was relocated and expanded in December 1993 when the Company opened its first Superstore, a 12,100 square foot facility located in an up-scale commercial center in Santa Ana, California. The Company owns three additional Superstores. The second Superstore, a 10,000 square foot facility, was opened on April 8, 1995 in Dallas, Texas. The third Company-owned Superstore, a 10,000 square foot facility located in Sacramento, California, was acquired in November 1995 from a former franchisee. The fourth Company-owned Superstore, a 6,935 square foot facility located in San Diego, California, was opened in February 1997.

         A previously Company-owned Superstore in Clearwater, Florida (Tampa Bay area), was opened on July 28, 1995 and subsequently sold on September 5, 1996 to Dennis Campbell, the former president of Bikers Dream, Inc.

         Another Superstore located in Thousand Oaks, California, which was acquired from a former franchisee on September 22, 1995, was closed in April 1996.

         In early 1996, the Company launched its first mobile store. This store, which is a custom built 53 foot trailer pulled by a Kenworth tractor, is believed to be the first of its kind in the industry. This mobile store, called "Dream Wheels," carries motorcycles, parts, accessories and apparel for sale at major motorcycle events throughout the United States. The tractor and the trailer have been financed substantially with outside debt for which the equipment is pledged as security. Dream Wheels made its debut at Daytona Bike Week on March 1, 1996.

         The Company was in the process of establishing a network of franchised Bikers Dream stores but has suspended future franchising activity indefinitely. A total of ten Bikers Dream franchises (three in California and seven in other states) were sold prior to March 1995 at a price of $15,000 per franchise. The Company repurchased two of the franchises, one of the franchises has been converted to a Bikers Dream dealer and disputes with all but one of the remaining franchises have been resolved.

         The franchising program is being replaced by a rapidly growing worldwide network of Bikers Dream Superstore dealers. The dealer stores are modeled after the Company-owned Superstores and are expected to be located throughout the United States and the world to service the markets not directly serviced by large Company-owned Superstores. As of March 31, 1997, seven Superstore dealers were in operation and an additional eight dealers have executed agreements and are expected to become operational during 1997. In addition, the Company has assumed 19 Ultra Cycle dealerships (motorcycles only).

RESULTS OF OPERATION

         The following table sets forth for the period indicated, the income and expense items for the years ended December 31, 1996 and 1995.

                                                      FOR THE YEARS ENDED
                                                            DECEMBER
                                                            --------
NET REVENUES                                          1996             1995
------------                                          ----             ----
Net Revenues                                      $ 8,996,659      $ 7,790,090
Cost of goods sold                                  7,476,786        5,980,469
Gross Profit                                        1,519,873        1,809,621
Other Expenses (income)
         Selling, general and administrative        4,963,229        3,870,014
         Depreciation and amortization                197,476           74,543
         Interest expense                             169,731           33,359
         Franchise income                             (34,290)        (146,996)
         Franchise reacquisition expense                               269,918
         Loss on closure of store                     166,634
         Equity loss (Ultra Bikers, LLC)               16,145
         Other (income) expense                        70,316           (3,250)
                                                  -----------      -----------
                                                    5,549,241        4,097,588
         Loss before benefit (provision) for
            income taxes                           (4,029,368)      (2,287,967)
         Provision for income taxes                       800           59,726
         Net Loss                                 $(4,030,168)     $(2,347,693)

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995:

         Net revenues for the year ended December 31, 1996 were $8,996,659, an increase of $1,206,569 or 15.5% from the year ended December 31, 1995. The increase in net revenue is due to the opening of new Company-owned Superstores in Dallas, Texas and Clearwater, Florida during 1995 as well as the acquisition of two former franchises in Thousand Oaks and Sacramento, California.

         Gross profit for the year ended December 31, 1996 was $1,519,873 which was a decrease of $289,748 or 16.0% compared to the same period in 1995. The decrease in gross profit was mainly due to inventory shrinkage charges. The gross profit rate for the year ended December 31, 1996 was 16.9% compared to 23.2% for the same period in 1995. The change in rate was due to sales mix differences and provisions for inventory shrinkage.

         Selling, general and administrative expenses were $4,963,229 for the year ended December 31, 1996 which represents an increase of $1,093,215 or 28.2% over the same period last year. This increase is due to several factors, including 1) operating costs of new Company-owned Superstores, 2) the launch of the new Dream Wheels Mobile Superstore in March 1996, 3) legal and accounting fees related to becoming an SEC reporting company, and 4) legal fees for pending litigation.

         Depreciation and amortization expense was $197,476 for the year, which was $122,933 or 164.9% higher than the same period in the prior year. The increase was due to the addition of two Company-owned Superstores for the full year, the addition of computers necessary to bring the advertising and financial functions in-house, and the launch of the Dream Wheels mobile store in March 1996 offset by the transfer of fixed assets resulting from the sale of the Clearwater, Florida Superstore in September 1996.

         Franchise income for the year ended December 31, 1996 was $34,290 which represents a decrease of $112,706 or 76.7% less than the preceding year. This decrease is attributed to the phasing out of the franchising program.

         Franchise reacquisition expenses include all costs incurred in excess of the value of assets acquired in connection with the acquisition of stores from former franchisees claiming there were defects in the Company's original franchise offering circular. There were no franchises acquired in 1994 or 1996.

         Loss on closure of store of $166,634 relates to the closing of the Thousand Oaks, California store that was reacquired from a franchisee.

         Other expenses for the year include a $70,000 payment in conjunction with an employee release, litigation settlement provision of $50,000, and a recovery of sales tax that was in dispute with the franchise tax board.

         There was a minimum provision for income taxes in 1996. The Company fully reserved for deferred tax asset primarily related to its net operating loss carry forwards beginning in the second quarter of 1995. In addition, the Company's management has concluded that based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

         The net loss for the year ended December 31, 1996 was $4,030,168 as compared to a loss of $2,347,693 in the same period in 1995. This increase of $1,682,475 was due to continued investment by the Company to expand the business through (1) the opening of new Superstores in various parts of the United States in 1995 and 1996, which have not yet turned profitable, (2) the costs associated with preparing and filing a registration statement with the SEC, (3) the provision for store closing costs and (4) provision for legal fees, inventory shrinkage and allowance for doubtful accounts.

         While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied substantially on equity and/or debt financing to meet its operating and growth needs. In 1996, over $1,700,000 of debt was converted into equity and over $4,200,000 was raised through equity sales. In 1997, an additional $2,210,000 was raised from the sale of promissory notes, of which $1,100,000 was used to purchase the business and assets of Ultra Kustom Cycles and Ultra Custom Parts.

         In order to continue to meet its operating needs and expand the manufacturing and retail lines of its business, the Company will be seeking additional funding from a number of sources including private placement of debt and equity, the implementation of a floor planning financing program for sales of the Company's motorcycles to its dealers, and establishment of a working capital line of credit. The Company recently hired a consultant who has significant experience in locating sources for floor plan financing and working capital credit lines.


ITEM 7.  Financial Statements

                                                                   Page
                                                                   ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 for the Year Ended December 31, 1996                              F-1

REPORT OF INDEPENDENT ACCOUNTANTS for the year ended
 December 31, 1995                                                 F-2

   Consolidated Balance Sheet                                      F-3

   Consolidated Statements of Operations                           F-4

   Consolidated Statements of Shareholders' Equity                 F-5

   Consolidated Statements of Cash Flows                           F-6

   Notes to Consolidated Financial Statements                      F-8


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         A change in accountants was previously reported in a report on Form 8-K dated January 6, 1997. There were no disagreements with the Company's prior accountants over accounting or reporting matters.

                                    PART III

ITEM 9.  Directors and Executive Officers

         The Company's current officers and directors consist of the following persons:

         NAME                               OFFICE
         ----                               ------
         Rowland W. Day II                  Co-CEO, Secretary and Director
         Donald J. Duffy                    Co-CEO, CFO and Director
         Humbert B. Powell, III             Director

         Mr. Day, age 41, has been a director of the Company since October 1985, serving in various executive capacities, including President, from October 1985 until March 13, 1995. Mr. Duffy, age 29, and Mr. Powell, age 57, became directors of the Company on December 19, 1995.

         On September 9, 1996, Dennis Campbell resigned as President, Chief Executive Officer and director, Richard King, Jr. resigned as Secretary and director, and William Gresher resigned as Chief Financial Officer and director.

         On September 9, 1996, the Company's Board of Directors appointed Donald
J. Duffy as Co-Chief Executive Officer and Chief Financial Officer and Rowland
W. Day II as Co-Chief Executive Officer and Secretary.

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

         Rowland W. Day II is a partner in the law firm of Day, Campbell & McGill, the Company's corporate counsel. He has practiced in the area of business and corporate law and corporate finance for 12 years. Mr. Day is a member of the California State Bar. He holds a Bachelor of Arts degree from California State University at Fullerton and a Juris Doctorate from Whittier Law School.

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

         Humbert B. Powell, III is an associate with Sanders, Morris and Mundy. He was formerly a Vice Chairman of Marleau, Lemire Securities, Inc. and Chairman of Marleau, Lemire USA. He served as Senior Managing Director in the Corporate Finance Department of Bear Sterns & Co. for eight years with responsibility for domestic and international investment banking. Mr. Powell has also served as Senior Vice President and Director of E.F. Hutton & Co. where he was employed for 18 years. He is also a Director of Tatham Offshore Corp., and Salem-Teiko University.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, all

Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that an initial report of ownership was not filed by Donald J. Duffy and reports of transactions were not filed by Mr. Duffy and Rowland W. Day II.

ITEM 10.  Executive Compensation

         The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1995 and 1996, respectively, to the Company's Chief Executive Officers and Chief Financial Officer during such period. No other executive officer of the Company holding office in fiscal 1996 received total annual salary and bonus exceeding $100,000.


                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                      -------------------                       ----------------------
                                                                                      Securities
                           Year                                                       Underlying
Name and Principal        Ending                                  Other Annual       Options/SARS
     Position           December 31   Salary         Bonus        Compensation            (#)
------------------      -----------   ------         -----        ------------       -------------
Dennis Campbell(1)         1995       $95,000       $164,155       $ 11,356(2)           50,000
                           1996        82,000              0              0                   0

William Gresher(3)         1995        49,333              0          1,089             350,000
                           1996       122,850              0              0                   0

Rowland W. Day II(4)       1996             0              0              0(5)          200,000

Donald J. Duffy(4)         1996             0              0              0(5)          200,000

-------------
(1)      Mr. Campbell resigned in September 1996.
(2)      Includes an allowance for automobile expenses and insurance premiums.
(3)      Mr. Gresher resigned in September 1996.
(4) Messrs. Day and Duffy were elected as Co-Chief Executive Officers in September 1996.
(5) Messrs. Day and Duffy are each entitled to receive a motorcycle valued at not more than $20,000 for each full year of employment.


              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996
                               (INDIVIDUAL GRANTS)

                    Number of        Percent of
                    Securities     Total Options
                    Underlying        Granted         Exercise or
                     Options        to Employees       Base Price         Expiration
      Name           Granted          in 1996          ($/Share)             Date
      ----          ----------     -------------      -----------         ----------
Dennis Campbell          0                --                --                --

William Gresher          0                --                --                --

Rowland W. Day II          200,000          44%          $   1.05       September 8, 1998

Donald J. Duffy            200,000          44%          $   1.05       September 8, 1998


                         AGGREGATED OPTION EXERCISES IN
              FISCAL YEAR ENDED DECEMBER 31, 1996 AND OPTION VALUES

                                                                                                       VALUE OF
                                                            NUMBER OF SHARES                         UNEXERCISED
                         SHARES                          UNDERLYING UNEXERCISED                     IN THE MONEY
                      ACQUIRED ON      VALUE               OPTIONS AT 12/31/96                  OPTIONS AT 12/31/96(1)
     NAME               EXERCISE      REALIZED        EXERCISABLE        UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
     ----               --------      --------        -----------        -------------      -----------      -------------
Dennis Campbell            0             --              50,000                0              $ 32,812             0
William Gresher            0             --              92,500                0              $ 21,328             0
Rowland W. Day II          0             --             225,000                0              $237,656             0
Donald J. Duffy            0             --             210,000                0              $221,250             0

----------------------
(1) The value of the Company's Common Stock for purposes of the calculation was based upon the average of the bid and asked prices for the Common Stock on December 31, 1996 as reported by the OTC Bulletin Board, minus the exercise price.

        The Company entered into two-year employment agreements with each of Donald J. Duffy and Rowland W. Day II as of September 9, 1996 pursuant to which each is employed as Co-Chief Executive Officer of the Company. Messrs. Duffy and Day do not receive any salary, employee benefits or other compensation other than one motorcycle with a value of not more than $20,000 per year. The Company agreed to grant options to each of Messrs. Duffy and Day to purchase, at a price of $1.05 per share, 200,000 shares of Common Stock at any time within two years.

        The Company has adopted a non-qualified stock option plan for its directors (the "Plan") and has reserved a total of 300,000 shares of Common Stock to be issued upon exercise of options granted under the Plan. As of March 31, 1997, there were options outstanding under the Plan to purchase a total of 265,000 shares of Common Stock and no options granted under the Plan had been exercised.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding ownership of Common Stock as of March 31, 1997 by each director of the Company, each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, and all of the directors and executive officers of the Company as a group. All persons named have sole voting power and investment power over their shares except as otherwise noted.

   NAME AND ADDRESS OF                 NUMBER OF                 PERCENT OF
    BENEFICIAL OWNER                  SHARES OWNED                OF CLASS
    ----------------                  ------------                --------
Rowland W. Day II                     1,215,783(1)                   13%
3070 Bristol Street, Suite 650
Costa Mesa, California 92626

Donald J. Duffy                         478,254(2)                  5.2%
237 Park Avenue, Eighth Floor
New York, New York 10017

Humbert B. Powell, III                          15,000(3)              less than 1%
712 Fifth Avenue, Eleventh Floor
New York, New York 10019

M.D. Strategic, L.P.                            899,047(4)               9.9%
237 Park Avenue, Eighth Floor
New York, NY 10017


PV II, L.P.                                     558,500(5)               6.1%
237 Park Avenue, Eighth Floor
New York, NY 10017

All officers and directors as a
        group (3 persons)                     1,709,037(1)(2)(3)        17.5%

-----------------------
(1) Includes 630,000 shares issuable upon exercise of options held by Mr. Day and the Day Family Trust that are exercisable within 60 days.
(2) Includes 265,000 shares issuable upon exercise of options held by Mr. Duffy that are exercisable within 60 days. Also includes 23,900 of the shares owned by PV II, L.P., an investment partnership of which Mr. Duffy is one of two general partners, and 58, 124 of the shares owned by M.D. Strategic L.P., an investment partnership of which Mr. Duffy is one of two general partners, which number of shares represents Mr. Duffy's pecuniary interest in the total number of shares owned by each such partnership. Also includes 40,000 of the shares issuable upon exercise of options held by Meyer Duffy & Associates, 31,950 of the shares issuable upon exercise of warrants held by PV II, L.P. and 31,780 of the shares issuable upon exercise of warrants held by MD Strategic L.P., which number of shares represents Mr. Duffy's pecuniary interest in the total number of shares issuable upon exercise of options held by Meyer Duffy & Associates and warrants held by each such partnership.
(3) Includes 15,000 shares issuable upon exercise of an option held by Mr. Powell that is exercisable within 60 days.
(4)      Includes 317,800 shares issuable upon exercise of warrants.
(5)      Includes 319,500 shares issuable upon exercise of warrants.


ITEM 12.  Certain Relationships and Related Transactions

         In August 1994, Rowland W. Day II loaned $300,000 to HDL. HDL used the proceeds of the loan from Mr. Day along with the proceeds of other loans from non-affiliates in the aggregate additional amount of $200,000 to make a $500,000 collateralized loan to the Company. The loan was evidenced by the Company's non-interest bearing convertible promissory note which was converted into shares of the Company's Common Stock in connection with the acquisition of Bikers Dream, Inc. at the conversion price of $1.00 per share. The Company also agreed to issue warrants to such non-affiliates to purchase 200,000 shares of the Company's Common Stock at a price of $1.50 per share. The warrants were converted to 200,000 shares of Common Stock on September 8, 1995.

         In February 1995, Rowland W. Day II loaned $50,000 to the Company, the proceeds of which were used to purchase four used Harley-Davidson motorcycles. The Company repaid the loan and interest thereon in the amount of $2,000 to Mr. Day in March 1995.

         The Company agreed to grant to Rowland W. Day II and/or his assigns, upon consummation of the Bikers Dream Acquisition, an irrevocable three-year option to purchase, at a price of $1.00 per share, 550,000 shares of Common Stock. Mr. Day has assigned his right to receive options to purchase 170,000 of such shares to other persons.

         The Company granted options to Bill Gresher, a former officer and director, in connection with an employment agreement, to purchase 300,000 shares of Common Stock at a per share exercise price of $2.50.

        In April 1995, the Company granted options to each of its then current directors to purchase, at an exercise price of $1.50 per share, 50,000 share of Common Stock, which options vest in increments over a five-year period.

        In April 1995, Dennis Campbell, its then president, Chief Executive Officer and a director of the Company, loaned $75,000 to the Company, the proceeds of which were used for working capital. The Company agreed to repay the loan and interest thereon of $5,000 within 60 days after the date of the loan. This loan was subsequently paid in full with interest.

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

        The Company has granted non-qualified options to Meyer Duffy to purchase 30,000 shares of Common Stock at $2.50 per share. The options vested at the time of grant for services rendered, and are exercisable within two years following the date of grant in April 1995.

        On August 31, 1995, Dennis Campbell loaned the Company $24,000 on a demand note at an interest rate of 16% per annum. This note was repaid in September 1996.

        On December 31, 1995, Dennis Campbell loaned the Company $14,547 on demand at 10% interest. This note was paid in full during January 1996.

        On October 1, 1995, the Company entered into a consulting agreement with Meyer Duffy, which was amended on November 1, 1995, whereby Meyer Duffy was retained to provide consulting, financial advisory and investment banking services for a ten-month term commencing October 1, 1995 for a consulting fee payment of $5,000 per month. In addition, the Company agreed to grant Meyer Duffy a two year option to purchase 50,000 shares of the Company's Common Stock at a price of $1.70 per share as compensation for arranging bridge financing for the Company in the amount of $1.1 million in convertible debt, and to pay Meyer Duffy a fee of 5% of all proceeds received from the bridge financing in excess of $100,000. This agreement was terminated September 9, 1996.

        On October 17, 1995, William R. Gresher, then Senior Vice President, Chief Financial Officer and a director of the Company, loaned $50,000 to the Company pursuant to a note bearing interest at 11% per annum, on demand, and on October 24, 1995, Mr. Gresher loaned an additional $10,000 to the Company on the same terms. These notes were paid in September 1996.

        In November and December 1995, M.D. Strategic L.P., a partnership of which Donald Duffy, a director of the Company, is a general partner, loaned a total of $200,000 to the Company. The loans were evidenced by the Company's convertible promissory notes which bore interest at an annual rate of 8%. These notes were converted into 117,647 shares of Common Stock on March 14, 1996.

        In April 1996, the Company obtained a 90-day unsecured loan in the amount of $300,000 from M.D. Strategic L.P. The loan, which bore interest at an annual rate of 14%, was extended to September 10, 1996 when it was converted into 142,800 Units (each Unit consisting of two shares of Common Stock, one Series A Warrant to purchase one share of Common Stock and one Series B Warrant to purchase one share of Common Stock).

        In April 1996, the Company obtained a 90-day, unsecured loan in the amount of $200,00 from M.D. Strategic, L.P., a partnership of which Donald Duffy, a director of the Company, is a general partner. The loan, which bore interest at an annual rate of 14%, was extended until September 10, 1996 when an investor purchased the loan and converted it into 95,200 Units (each Unit consisting of two shares of Common Stock, one Series A Warrant to purchase one share of Common Stock and one Series B Warrant to purchase one share of Common Stock).

        In September, 1996, the Company sold the assets of its Clearwater/Tampa Bay, Florida Bikers Dream Superstore and dealership rights in the Clearwater/Tampa Bay market place to its then President, Dennis Campbell, for consideration which included 950,000 shares of the Company's Common Stock owned by Mr. Campbell. In connection with the transaction, an option to purchase 50,000 shares previously granted to Mr. Campbell under the Company's 1995 Non-Qualified Directors Stock Option Plan was deemed fully vested, an additional option to purchase, at a price of $3.00 per share, 100,000 shares of Common Stock was granted to Mr. Campbell, and Mr. Campbell resigned as an officer and director of the Company.

        In September 1996, 90% of the outstanding fees owned to Day Campbell & McGill and Meyer Duffy were converted into 59,557 shares and 38,462 shares, respectively, of Common Stock of the Company.

        In September 1996, the Company issued 50,000 shares of Common Stock to Day Campbell & McGill, 50,000 shares to Meyer Duffy and 10,000 shares to Richard King, Jr., as payment for prior services rendered.

        In September 1996, the Company entered into employment agreements with Rowland Day II and Donald J. Duffy, pursuant to which options were granted to each of them to purchase, at any time within two years, 200,000 shares of the Company's Common Stock at a price of $1.05.

        During 1996 and 1995, the Company incurred $133,689 and $219,045, respectively, in legal and/or consulting fees to a law firm in which Mr. Day, a director of the Company, is a partner.

        During 1996 and 1995, the Company incurred $52,201 and $28,557, respectively, in legal fees to the law offices of Richard E. King, Jr., of which Mr. King, a director of the Company, is the principal.


ITEM 13.  Exhibits, List and Reports on Form 8-K.

          (a)     List of Exhibits:

                  2.1 Agreement and Plan of Reorganization dated August 4, 1994 among HDL Communications (now known as Bikers Dream, Inc.), Bikers Dream, Inc. and the stockholders of Bikers Dream, Inc., as amended by agreements dated November 11, 1994, February 3, 1995 and February 20, 1995.*

                  3.1 Articles of Incorporation, as amended, of Bikers Dream, Inc. (formerly known as HDL Communications).*

                  3.1.1 Certificate of Amendment, Articles of Incorporation, June, 1996.

                  3.2 Certificate of Ownership of HDL Communications (now known as Bikers Dream, Inc.).*

                  3.3      Bylaws, as amended, of Bikers Dream, Inc.*

                  10.1 Lease dated August 5, 1993 between the Company and McFadden Plaza.*

                  10.2 Lease dated November 1, 1994 between the Company and Valley View Partnership.*

                  10.3 Lease dated February 8, 1995 between the Lily Company and Jim Kinnicutt and Susan Rasmussen, dba Bikers Dream of Sacramento.

                  10.4 Lease dated October 30, 1996 between the Company and Inland Industries.

                  10.5 Employment Agreement dated as of February 8, 1995 between the Company and Jeffrey L. Simons.*

                  10.6 Consulting Agreement dated April 6, 1995 between the Company and Meyer, Duffy & Associates.*

                  10.7 Consulting Agreement effective as of October 1, 1995 between the Company and Meyer, Duffy & Associates.*

                  10.8 Amendment to Consulting Agreement and Stock Option Agreement dated November 1, 1995, between the Company and Meyer Duffy & Associates.

                  10.9 Asset Purchase Agreement dated September 22, 1995 between the Company, Joe Melia and Charles Melia.*

                  10.10 Lease Agreement dated June 9, 1994 between Charles Melia and Joe Melia and Westlake Professional Center Partnership and Assignment thereof to the Company dated September 22, 1995.*

                  10.11 The 1995 Incentive Stock Option Plan of the Company, as amended.**+

                  10.12 The 1995 Non-Qualified Stock Option Plan of the Company, as amended.**+

                  10.13 The 1995 Non-Qualified Directors' Stock Option Plan of the Company, as amended.**+

                  10.14 Employment Agreement dated September 9, 1996 between the Company and Donald J. Duffy.+

                  10.15 Employment Agreement dated September 9, 1996 between the Company and Rowland W. Day II.+

                  10.16 Promissory Note and Security Agreement dated February 14, 1996 between the Company and Green Tree Financial Servicing Corporation.

                  10.17 Promissory Note and Security Agreement dated December 28, 1995 between the Company and Green Tree Financial Servicing Corporation.

                  10.18 Form of Dealer Agreement between the Company and its dealers, and a schedule identifying all dealer agreements to which the Company is a party as of March 31, 1997 which are substantially identical to the attached Dealer Agreement, except with respect to the parties thereto, dates of execution and territory.

                  10.19 Stock Repurchase Agreement dated as of September 9, 1996 among the Company, Dennis Campbell and DC Enterprises, Inc.

                  10.20 Stock Option Agreement dated September 13, 1996 between the Company and Mull Acres Investments, Inc.

                  10.21 Asset Purchase Agreement dated January 30, 1997 among the Company, Ultra Acquisition Corp. and Mull Acres Investments, Inc.***

                  10.22 Senior Subordinated Promissory Note of the Company dated January 30, 1997 payable to Mull Acres Investments, Inc. in the amount of $2,700,000.

                  10.23 Security Agreement dated January 30, 1997 between the Company and Mull Acres Investments, Inc.

                  10.24 Lease dated February 12, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.

                  10.25 Lease dated October 11, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.

                  21.1     List of subsidiaries.**

                  27       Financial Data Schedule.

-------------------------------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33- 92294) filed with the Commission on May 31, 1995 and Amendment No. 1 thereto filed with the Commission on October 16, 1995.

** Incorporated by reference to the Company's Form 10-KSB dated April 12, 1996 filed with the Commission on April 15, 1996.

*** Incorporated by reference to the Company's Form 8-K dated January 30, 1997 filed with the Commission on February 14, 1997.

+        A compensatory plan or arrangement.


         (b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended December 31, 1996:

         1. Form 8-K dated December 9, 1996 reporting the resignation of Messrs. Dennis Campbell, William Gresher and Richard King, Jr. as officers and directors of the Company, the transfer of the Company's Clearwater, Florida store, including the assets of the store and dealership rights in the Clearwater/Tampa Bay marketplace, to Dennis Campbell in exchange for 950,000 shares of the Company's Common Stock owned by Mr. Campbell, and the formation of a joint venture with Mull Acres Investments, Inc. ("MAI") to act as exclusive distributor of Ultra Kustom Motorcycles manufactured by the Ultra Kustom Cycles division of MAI.

         2. Form 8-K dated December 13, 1996 reporting a change in the Company's independent accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Bikers Dream, Inc.



Dated:  April 15, 1997          By:     /s/    Donald J. Duffy
                                   ---------------------------------
                                   Donald J. Duffy, Co-Chief Executive Officer



Dated:  April 15, 1997          By:     /s/    Rowland W. Day II
                                   ---------------------------------
                                   Rowland W. Day II, Co-Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/   Donald J. Duffy                             April 15, 1997
------------------------------------
Donald J. Duffy
Co-Chief Executive Officer,
Chief Financial Officer and Director



     /s/   Rowland W. Day II                           April 15, 1997
------------------------------------
Rowland W. Day II
Co-Chief Executive Officer and
Director



     /s/   Owen Naccarato                              April 15, 1997
------------------------------------
Owen Naccarato
Controller



     /s/   Humbert B. Powell, III                      April 15, 1997
------------------------------------
Humbert B. Powell, III
Director

                               BIKERS DREAM, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED

                           DECEMBER 31, 1996 AND 1995

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                         AS OF DECEMBER 31, 1996

                                                                                                     Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS for the Year Ended December 31, 1996              F-1

REPORT OF INDEPENDENT ACCOUNTANTS for the year ended December 31, 1995                               F-2

   Consolidated Balance Sheet                                                                        F-3

   Consolidated Statements of Operations                                                             F-4

   Consolidated Statements of Shareholders' Equity                                                   F-5

   Consolidated Statements of Cash Flows                                                             F-6

   Notes to Consolidated Financial Statements                                                        F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Bikers Dream, Inc.

We have audited the accompanying consolidated balance sheet of Bikers Dream, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bikers Dream, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,030,168 during the year ended December 31, 1996 and had negative cash flows from operations. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5, the Company is a defendant in lawsuits arising from the sale of a franchise, trademark infringements, and related claims. The final outcome of the legal matters cannot be determined. Management has estimated the Company's losses and has accrued such losses in the financial statements. The final resolution of these matters could have a material adverse effect on the Company's financial position. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
-----------------------------------------------
      SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 24, 1997

                         [COOPERS & LYBRAND LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bikers Dream, Inc.
Santa Ana, California

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Bikers Dream, Inc. and Subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Bikers Dream, Inc. and Subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying 1995 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and the ability of the Company to raise additional funds and ultimately achieve positive operating cash flows is uncertain and, therefore, this raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ COOPERS & LYBRAND L.L.P.
-------------------------------
    COOPERS & LYBRAND L.L.P.

Newport Beach, California
February 27, 1996

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                         AS OF DECEMBER 31, 1996

                                     ASSETS


CURRENT ASSETS
     Cash and cash equivalents (Note 2)                                           $   247,891
     Accounts receivable, net of allowance for doubtful
         accounts of $50,000                                                          142,127
     Inventories                                                                    1,442,426
     Prepaid expenses and other current assets                                         79,114
                                                                                  -----------

              Total current assets                                                  1,911,558

FURNITURE AND EQUIPMENT, net of accumulated depreciation of
     $179,413 (Notes 3, 6, and 7)                                                     758,149
INVESTMENT IN ULTRA BIKERS, LLC, AT EQUITY (Note 4)                                 1,508,855
DEPOSITS AND OTHER ASSETS                                                              29,508
                                                                                  -----------

                  TOTAL ASSETS                                                    $ 4,208,070
                                                                                  ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                             $   440,932
     Other accrued expenses                                                         1,018,695
     Current portion of long-term debt (Note 6)                                        81,211
     Current portion of notes payable (Note 7)                                         50,516
     Note payable to shareholder (Note 11)                                             48,000
                                                                                  -----------

         Total current liabilities                                                  1,639,354

DEFERRED RENT                                                                          67,537
LONG-TERM DEBT, less current portion (Note 6)                                         371,823
NOTES PAYABLE, less current portion (Note 7)                                           86,926
NOTE PAYABLE TO SHAREHOLDER, less current portion (Note 11)                            36,000
                                                                                  -----------

              Total liabilities                                                     2,201,640
                                                                                  -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)

SHAREHOLDERS' EQUITY (Notes 10, 11, and 12)
     Preferred stock, no par value:
         10,000,000 shares authorized, 7 issued and outstanding                     1,102,500
     Common stock, no par value:
         25,000,000 shares authorized, 8,748,680 issued and outstanding             7,477,913
     Accumulated deficit                                                           (6,573,983)
                                                                                  -----------

              Total shareholders' equity                                            2,006,430
                                                                                  -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 4,208,070
                                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,



                                                            1996             1995
                                                            ----             ----


REVENUES
     Product sales                                       $ 8,903,517        $ 7,589,933
     Financing contracts                                      93,142            200,157
                                                         -----------        -----------

         Total revenues                                    8,996,659          7,790,090

COST OF GOODS SOLD                                         7,476,786          5,980,469
                                                         -----------        -----------

GROSS PROFIT                                               1,519,873          1,809,621
                                                         -----------        -----------

EXPENSES

     Selling, general, and administrative expenses         4,963,229          3,870,014
     Depreciation and amortization                           197,476             74,543
     Interest expense                                        169,731             33,359
     Franchise income                                        (34,290)          (146,996)
     Franchise reacquisition expense                              --            269,918
     Loss on closure of store                                166,634                 --
     Equity in loss of Ultra Bikers, LLC                      16,145                 --
     Other (income) expense, net                              70,316             (3,250)
                                                         -----------        -----------

         Total expenses                                    5,549,241          4,097,588
                                                         -----------        -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (4,029,368)        (2,287,967)

PROVISION FOR INCOME TAXES                                       800             59,726
                                                         -----------        -----------

              NET LOSS                                   $(4,030,168)       $(2,347,693)
                                                         ===========        ===========


NET LOSS PER SHARE                                       $     (0.59)       $     (0.50)
                                                         ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                        6,824,091          4,730,885
                                                         ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE YEAR ENDED DECEMBER 31, 1996

                                                 Preferred Stock             Common Stock                               Total
                                               -------------------        --------------------      Accumulated    Shareholders'
                                               Shares       Amount        Shares        Amount        Deficit          Equity
                                               ------       ------        ------        ------        -------          ------
BALANCE, DECEMBER 31, 1994                         -     $        -     3,300,000    $  448,990    $  (135,122)    $   313,868

REVERSE MERGER                                                            300,920       300,920                        300,920
PRIVATE PLACEMENT                                                         600,000       900,000                        900,000
NOTES PAYABLE CONVERSIONS                                               1,120,000     1,740,000                      1,740,000
ISSUANCE OF COMMON STOCK IN EXCHANGE
     FOR SERVICES                                                          15,000        30,000                         30,000
WARRANTS EXERCISED FOR CASH                                               200,000       300,000                        300,000
OFFERING COSTS                                                                         (552,940)                      (552,940)
NET LOSS                                                                                            (2,347,693)     (2,347,693)
                                               -----     ----------    ----------    ----------    -----------     -----------

BALANCE, DECEMBER 31, 1995                         -              -     5,535,920     3,166,970     (2,482,815)        684,155

PRIVATE PLACEMENT                                  7      1,225,000     2,845,000     2,987,250                      4,212,250
OFFERING COSTS                                             (122,500)                    (93,416)                      (215,916)
DEBT CONVERTED TO EQUITY                                                1,110,991     1,579,300                      1,579,300
ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     CONVERTED TO EQUITY                                                   98,019       135,467                        135,467
CANCELLATION OF SHARES                                                   (950,000)     (569,458)                      (569,458)
ISSUANCE OF COMMON STOCK IN EXCHANGE
     FOR SERVICES                                                         108,750       151,800                        151,800
EXPENSE RELATING TO STOCK OPTIONS GRANTED
     BELOW THE FAIR MARKET VALUE                                                        120,000                        120,000
DIVIDENDS DECLARED                                                                                     (61,000)        (61,000)
NET LOSS                                                                                            (4,030,168)     (4,030,168)
                                               -----     ----------    ----------    ----------    -----------     -----------

BALANCE, DECEMBER 31, 1996                         7     $1,102,500     8,748,680    $7,477,913    $(6,573,983)    $ 2,006,430
                                               =====     ==========    ==========    ==========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                        STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,




                                                                         1996                1995
                                                                         ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $(4,030,168)       $(2,347,693)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Deferred income taxes                                            --             58,926
              Note receivable from shareholder - forgiven                      --             24,616
              Depreciation and amortization                               197,476             74,543
              Loss on disposal of fixed assets                            130,949                 --
              Franchise reacquisition expense                                  --            269,918
              Issuance of common stock for services                       151,800             30,000
              Stock options granted below the fair market value           120,000                 --
              Equity in loss of Ultra Bikers, LLC                          16,145                 --
     (Increase) decrease in
         Accounts receivable                                              144,265           (184,850)
         Inventories                                                     (251,439)          (895,191)
         Prepaid expenses and other current assets                         51,981            (64,127)
     Increase (decrease) in
         Accounts payable                                                  88,657            458,745
         Other accrued expenses                                           380,106            504,918
                                                                      -----------        -----------

                  Net cash used in operating activities                (3,000,228)        (2,070,195)
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease (Increase) in deposits                                      151,643           (133,753)
     Payments for purchases of fixed assets                              (178,010)          (387,431)
     Acquisition of franchises                                                 --            (94,871)
     Investment in Ultra Bikers, LLC                                   (1,525,000)                --
     Increase in deferred rent                                             12,604             24,870
                                                                      -----------        -----------

                  Net cash used in investing activities                (1,538,763)          (591,185)
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments made on long-term debt
         and capitalized leases                                           (64,606)           (89,690)
     Proceeds from issuance of preferred stock                          1,225,000                 --
     Cost associated with issuance of preferred stock                    (122,500)                --
     Proceeds from issuance of common stock                             2,987,250          1,200,000
     Costs associated with issuance of common stock                       (93,416)          (252,020)
     Proceeds from issuance of convertible notes payable                  450,500          1,869,000
     Proceeds from issuance of notes payable                              570,000                 --
     Principal payments made on notes payable                            (188,035)          (145,357)
     Proceeds from notes payable to shareholders                               --            198,547
     Payments on notes payable to shareholders                           (113,047)            (1,500)
                                                                      -----------        -----------

                  Net cash provided by financing activities             4,651,146          2,778,980
                                                                      -----------        -----------

                      Net increase in cash and cash equivalents           112,155            117,600

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             135,736             18,136
                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                               $   247,891        $   135,736
                                                                      ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                                                FOR THE YEARS ENDED DECEMBER 31,

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
For the years ended December 31, 1996 and 1995, $169,731 and $33,359, respectively, of cash was paid for interest expense, and $800 of cash was paid for state income taxes each year.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company entered into capital lease obligations in the amounts of $4,795 and $127,928 during 1996 and 1995, respectively.

In 1996 and 1995, the Company entered into a note payable with a lender for equipment in the amounts of $303,555 and $97,498, respectively.

In 1996 and 1995, the Company converted the 8% convertible notes of $1,079,500 and $1,240,000, respectively, into 634,991 and 620,000 shares of common stock, respectively.

In 1996, the Company converted notes payable in the amount of $499,800 into 238,000 Units (each Unit consists of two shares of common stock, one Series A warrant to purchase one share of common stock for $1.05 per share and one Series B warrant to purchase one share of common stock at $1.50 per share).

In 1996, the company converted accounts payable and accrued expenses of $53,177 and $82,290, respectively, into 98,019 shares of common stock.

In 1996, the Company transferred the Company-owned superstore in Clearwater, Florida to the former president, chief financial officer, and director of the Company in exchange for the cancellation of 950,000 shares of Bikers Dream, Inc. common stock. In connection with the transfer, the Company transferred $612,899 of assets consisting of inventory of $466,473 and fixed assets of $146,426. In addition, the Company wrote-off deferred rent of $43,441.

In September 1995, the Company purchased assets in the amount of $103,359 from a former franchisee, consisting of inventory of $30,961, deposits of $8,820, and equipment of $63,578. In connection with this transaction, notes payable in the amount of $247,950 were issued and cash was paid in the amount of $94,871. In November 1995, the company purchased assets from a second franchisee in the amount of $101,338 consisting of inventory of $44,155, deposits and other assets of $13,752, and equipment of $43,431. In connection with this transaction, a note payable of $29,293 was issued to the former franchisee and debt was assumed in the amount of $102,591. With respect to both of the above transactions, the excess of the purchase price over assets acquired was expensed during 1995 as these franchises were reacquired due to disputes with the franchisees as a result of the Company's franchise circular not being in compliance with applicable federal and state laws.

In March 1995, the Company converted a $500,000 promissory note into 500,000 shares of the Company in connection with the acquisition of HDL Communications by Bikers Dream, Inc.

   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business

         Bikers Dream, Inc. (the "Company") was originally incorporated in 1991. As of March 13, 1995, the Company acquired a publicly-traded dormant entity formerly known as HDL Communications ("HDL"). After the acquisition, the Company was merged into HDL, and HDL changed its name to Bikers Dream, Inc. At the time of acquisition, there was no active trading market for the Company's stock and management of the Company, and HDL determined in arm's length negotiation that the market value of the combined entities was approximately $4.0 million (or approximately $1.00 per share) which was evidenced by the number of shares issued (4,100,000) in connection with the acquisition as follows:

                  -     3.3 million shares to former Company shareholders

                  -     .3 million shares to former HDL shareholders

                  - .5 million shares to holders of $500,000 of convertible notes of HDL who converted them into shares of the Company at a price of $1.00 per share immediately prior to the closing of the acquisition

         At the time of the merger, HDL's assets and liabilities consisted of a note receivable of $500,000 from the Company and notes payable in the amount of $500,000. As the notes were converted into shares concurrent with the acquisition, the .3 million shares issued to former HDL shareholders were issued in consideration for the public entity HDL.

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

         The surviving company is in the business of selling new Ultra Kustom and used Harley Davidson motorcycles, parts, accessories, apparel and service through Company-owned retail stores, and dealer-operated stores throughout the United States.

         Basis of Presentation

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $4,030,168 and $2,347,693 for the years ended December 31, 1996 and 1995, respectively, and had negative cash flow from operations. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

         Management has previously relied on equity sources to fund operations as the Company is in its initial growth and expansion stage and the Company's access to third party financing has been limited. Access to debt financing has been limited to capital leases entered into for fixed asset purchases. As a result, the reliance by the Company on equity sourcing is critical.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation (Continued)

         The ability of the Company to raise additional funds and ultimately achieve positive operating cash flows is uncertain. However, based on the following, management believes that it will have sufficient working capital for the foreseeable future.

               1. In January 1997, the Company raised $2,210,000 of debt financing to complete the acquisition of the assets of Ultra Kustom Cycles which have higher gross margins than used motorcycles.

               2. The Company-owned superstore in Clearwater, Florida, which was unprofitable and costly to operate from California, was sold in September, 1996. The Company also opened a new Superstore in San Diego in February 1997.

               3. The Company discontinued its unprofitable franchising program in late 1996 and instituted a dealership program. At the end of 1996 the Company had two franchises and two dealers. As of March 31, 1997, the Company had seven dealers and one franchise operational. An additional eight dealers have executed dealership agreements and will become operational in 1997. In addition, the Company has assumed nineteen, Ultra Cycle dealerships (motorcycles only).

               4. A reduction in corporate employees will result in reduced annualized salaries of approximately $500,000.

               5. The Company has retained an outside consultant to assist in obtaining floor planning financing for motorcycles and a working capital line of credit.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries, including the accounts of Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc. and Bikers Dream Eagle Enterprises, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

         Revenue Recognition

                  Product Sales

                  Revenue from the sale of products is recognized at the time of sale to a retail customer.

                  Financing Income

                  Financing income is the Company's participation in finance contracts for motorcycle sales. Revenue from financing income is recognized when earned.

                  Franchise Income

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

         Superstore Pre-Opening Costs

         All costs associated with opening a Company-owned and operated Superstore, with the exception of capitalized furniture, fixtures and equipment, are expensed when incurred.

         Advertising Costs

         Those costs associated with placement of advertisements in various periodicals are expensed when the advertisement is run. Internal development costs are expensed as incurred.

         Catalog Costs

         Internal costs associated with the development of mail order catalogs are expensed as incurred. External costs, excluding printing, relating to the development of the catalog are capitalized and amortized over 12 months from the first publication. Costs associated with printing catalogs are inventoried when purchased and expensed as catalogs are sold or distributed.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes

         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Net Loss Per Share

         Net loss per share is based on the weighted average number of common shares outstanding during each year. The shares to be issued upon the exercise of outstanding stock options, warrants, and convertible preferred stock are not included as they are anti-dilutive.

         Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out basis) or market and consists primarily of motorcycles and motorcycle parts which are categorized as finished goods. At December 31, 1996 and 1995, the reserve for obsolescence was $100,000 and $30,000, respectively.

         Furniture and Equipment

         Furniture and equipment, including capitalized leases, are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of five to seven years or the term of the lease, whichever is the lesser as follows:

                  Furniture and fixtures                    7 years
                  Leasehold improvements                    7 years
                  Equipment                            5 to 7 years
                  Computers                                 5 years
                  Autos and trucks                          7 years

         Repairs and maintenance are expensed as incurred. When furniture and equipment are retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in operations.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Deferred Rent

         Deferred rent arises from rent abatements which are negotiated at the beginning of certain property leases. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over the cash payments since the inception of the lease.

         Concentration of Risk

         The Company is operating in a growing market due to the current nationwide popularity of custom motorcycles. Its future success is dependent on the continuation of interest in the recreational motorcycle industry.

         Concentration of Credit Risk

         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of December 31, 1996, the Company has no significant concentrations of credit risk.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments

         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

NOTE 2 - CASH

         The Company maintains cash deposits at several banks. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1996, uninsured portions amounted to $110,501. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following:

                  Furniture and fixtures                 $118,176
                  Leasehold improvements                  132,135
                  Equipment                                56,599
                  Computers                               164,883
                  Autos and trucks                        465,769
                                                         --------
                                                          937,562
                  Less accumulated depreciation           179,413
                                                         --------
                      TOTAL                              $758,149
                                                         ========

         Included in furniture and equipment is capitalized leased equipment of $90,144 with accumulated amortization of $17,950 at December 31, 1996.

NOTE 4 - EQUITY INVESTMENT IN ULTRA BIKERS, LLC

         In September 1996, the Company entered into an agreement with Mull Acres Investments, Inc. ("Mull Acres") to become members of Ultra Bikers, LLC, a newly-formed, California limited liability company (the "LLC"). The Company contributed $1,525,000 for a 49% interest in the LLC and Mull Acres received a 51% interest for its expertise in the business of manufacturing, distributing, and selling custom motorcycles.

         The proceeds of the Company's investment in the LLC were loaned to the Ultra Kustom Cycles division ("UKC") of Mull Acres to be used to manufacture motorcycles and related parts and accessories. UKC sells the motorcycles and related parts and accessories to the LLC at cost, and the LLC then sells the motorcycles to the Company and unrelated parties.

         At December 31, 1996, the Company accounted for its investment in the LLC on the equity method.

         On January 30, 1997, the Company entered into an agreement with Mull Acres to purchase the assets, which include the employee base and manufacturing expertise, of UKC for $3,800,000. After the close of the transaction, the LLC was dissolved and the Company owned 100% of the assets of UKC.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 4 - EQUITY INVESTMENT IN ULTRA BIKERS, LLC (CONTINUED)

         Summary financial information for the LLC from inception to December 31, 1996 is listed below:

                  Operating statement data
                      Net sales                               $1,096,654
                      Net loss                                $   32,949

                  Balance sheet data
                      Total assets                            $1,496,996
                      Total liabilities                       $    4,945
                      Members' equity                         $1,492,051

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Leases

         The Company leases all of its operating facilities. The Santa Ana, California operating facility, which serves as a retail Superstore as well as the Corporate warehouse and executive offices, is leased under a non-cancelable tenant operating lease for the monthly rent of $11,865 subject to annual CPI increases starting the third year of the lease. The lease term is 120 months commencing November 1, 1993 with two successive five-year options.

         The Company negotiated a lease at a second Company-owned Superstore in Dallas, Texas. The terms of the lease call for a monthly rent of $8,000 subject to CPI increases. The lease term is sixty months commencing January 1, 1995 with two successive five-year options.

         On November 21, 1995, the Company purchased another of its franchise stores. The Company did not assume this lease, but instead issued a guarantee to the former franchisee to continue its lease payment. The lease term is 63 months commencing on April 1, 1995 with monthly lease payment of $3,039 per month. The monthly lease payments increase to $3,555 per month over the term of the lease. The Company has the option to extend the lease for five years.

         On October 31, 1996, the Company negotiated a lease for a new Company-owned superstore in San Diego, California which opened in 1997. The lease term is 60 months commencing January 1, 1997 with monthly lease payments of $5,271 per month. The Company has the option to extend the lease for five years.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases (Continued)

         Minimum annual non-cancelable commitments under these leases are as follows:

                   Year Ending
                  December 31,
                  ------------
                      1997                             $  340,320
                      1998                                341,868
                      1999                                343,476
                      2000                                226,962
                      2001                                205,632
                      Thereafter                          261,030
                                                       ----------
                           TOTAL                       $1,719,288
                                                       ==========

         Total rent expense incurred by the Company for the years ended December 31, 1996 and 1995 was $368,564 and $313,924, respectively.

         Litigation

         The Company is involved in various litigation arising from the sale of a franchise, trademark infringements and related claims, and claims arising in the ordinary course of business. Although the final outcome of these legal matters cannot be determined, management has estimated the Company's loss and accrued for such amounts in the December 31, 1996 financial statements. The final resolution of these matters could have a material adverse effect on the financial position of the Company.

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                  Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $2,272 per month, with interest at
                      20% per annum through May 2000.                                             $66,869

                  Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $937 per month, with interest at
                      16% per annum through December 2000.                                         36,673

                  Long-term note payable to a finance company, collateralized by a diesel tractor, requiring principal and interest payments of $1,870 per month, with interest at 10% per annum through January
                      2001.                                                                        74,610

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 6 - LONG-TERM DEBT (CONTINUED)

                  Long-term note payable to a finance company, collateralized by a trailer, requiring principal and interest payments of $5,739 per month, with interest at 10.75% per annum through February
                      2002.                                                                        $272,110

                  Capitalized lease obligation payable to a finance company, collateralized by equipment, requiring principal and
                      interest payments of $232 per month, with interest at 16%
                      per annum through January 1998.                                                 2,772
                                                                                                   --------
                                                                                                    453,034

                  Less current portion                                                               81,211
                                                                                                   --------

                    LONG-TERM DEBT, NET OF CURRENT PORTION                                         $371,823
                                                                                                   ========

         Minimum future principal debt payments at December 31, 1996 are as follows:

                   Year Ending                             Capitalized
                  December 31,                                Leases       Other      Total
                  ------------                             -----------   --------    --------
                      1997                                  $ 41,292     $ 91,308    $132,600
                      1998                                    38,740       91,308     130,048
                      1999                                    38,508       91,308     129,816
                      2000                                    25,925       91,308     117,233
                      2001                                         -       70,738      70,738
                      Thereafter                                   -       11,478      11,478
                                                            --------     --------    --------

                                                             144,465      447,448     591,913

                  Less amounts representing interest          38,151      100,728     138,879
                                                            --------     --------    --------

                           TOTAL                            $106,314     $346,720    $453,034
                                                            ========     ========    ========

NOTE 7 - NOTES PAYABLE

         The notes payable consist of the following:

                  Note payable to bank which was assumed in conjunction with the acquisition of a former franchise operation. The note is
                      guaranteed by the Small Business Administration ("SBA")
                      and is collateralized by all the assets of the Sacramento
                      store. The note accrues interest at the rate of prime plus
                      2 1/2% per annum on the unpaid balance and is payable in
                      monthly installments through April 2005. As of December 31,
                      1996, the interest rate was 10.75%                             $94,796

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 7 - NOTES PAYABLE (CONTINUED)

                  Note payable to former franchisee in conjunction with acquisition of former franchise operation.  Note is uncollateralized, non-interest-
                      bearing and is payable in 24 equal installments of $1,221 through
                      November 1997.                                                               $ 14,646

                  Note payable to former officer and director of the Company.
                      During 1996, the Company bought out the remaining term of
                      an officer's employment contract for $70,000. This amount
                      was added to an existing note of $60,000 plus $10,000 in
                      accrued interest. The total obligation of $140,000 is
                      non-interest bearing. As of December 31, 1996, the
                      Company paid $112,000 of the obligation.                                       28,000
                                                                                                   --------

                                                                                                    137,442

                  Less current portion                                                               50,516
                                                                                                   --------
                           NOTES PAYABLE, LONG-TERM PORTION                                        $ 86,926
                                                                                                   ========

         The following is a schedule, by years, of future maturities of long-term debts:

                   Year Ending
                  December 31,
                  ------------
                      1997                               $ 50,516
                      1998                                  8,709
                      1999                                  9,636
                      2000                                 10,663
                      2001                                 11,799
                      Thereafter                           46,119
                                                         --------
                           TOTAL                         $137,442
                                                         ========


NOTE 8 - FRANCHISE INCOME

         The Company entered into five franchise store agreements during the year 1995. The Company received a $15,000 fee for each store and is due to receive 5% of each store's weekly sales through the term of the franchise agreements. The franchise agreement initial term does not exceed twenty years. During 1995 the Company reacquired two franchise operations and refunded the franchise fee at a third franchisee.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 9 - INCOME TAXES

         The following table presents the current and deferred income tax provision for federal and state income taxes:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                        1996          1995
                                                                        ----          ----
         Current

             Federal                                                  $    --       $    --
             State                                                        800           800
                                                                      -------       -------

                                                                          800           800
                                                                      -------       -------
         Deferred

             Federal                                                       --        50,710
             State                                                         --         8,216
                                                                      -------       -------

                                                                           --        58,926
                                                                      -------       -------

         PROVISION FOR INCOME TAXES                                   $   800       $59,726
                                                                      =======       =======

         The tax effects of temporary differences which give rise to the deferred tax (provision) benefit consist of:

                                        1996             1995
                                        ----             ----
Furniture and equipment             $    (8,968)       $ (19,983)
Accrued liabilities                      12,638           19,320
Accounts receivable allowance             9,932           10,068
Inventory reserve                        27,010           12,990
Net operating losses                  1,415,258          813,984
Other                                   (16,074)          23,964
Valuation allowance                  (1,439,796)        (919,269)
                                    -----------        ---------

    TOTAL                           $        --        $ (58,926)
                                    ===========        =========

         The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                               Year Ended December 31,
                                              ------------------------
                                                1996          1995
                                              ------------------------
                                              Percentage   Percentage
                                              ----------   ----------
Statutory regular federal income tax rate         (34.0)      (34.0)
State income taxes, net of federal benefit           --         0.2
Change in valuation allowance                      33.5        36.5
Other                                               0.5        (0.1)
                                                  -----       -----

    TOTAL                                            --         2.6
                                                  =====       =====

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 9 - INCOME TAXES (CONTINUED)

         The components of the deferred income tax assets (liabilities) as of December 31, are as follows:

                                                                     1996             1995
                                                                     ----             ----
         Furniture and equipment                                  $   (35,753)       $ (26,785)
         Accrued expenses                                              31,958           19,320
         Accounts receivable allowance                                 20,000           10,068
         Inventory reserve                                             40,000           12,990
         Net operating loss carryforwards                           2,275,849          860,591
         Other                                                         27,011           43,085
                                                                  -----------        ---------

                                                                    2,359,065          919,269

         Valuation allowance                                       (2,359,065)        (919,269)
                                                                  -----------        ---------

             TOTAL                                                $        --        $      --
                                                                  ===========        =========

         As of December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $6,156,000 and $3,044,000, respectively. The net operating loss carryforwards begin expiring in 2005 and 1997, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change, under the provisions of Internal Revenue Code
         Section 382 and similar state provisions.

NOTE 10 - SHAREHOLDERS' EQUITY

         Preferred Stock

         In 1996, the Company sold 7 units of preferred stock for a price of $175,000 per unit, for a total consideration of $1,102,500, net of offering costs. Each unit consists of one share of convertible preferred stock which pays annual stock dividends of 10%. Each share of preferred stock is convertible at the option of the holder, after the effective date of the registration statement with respect to the common stock, into 50,000 shares of the Company's common stock at a conversion rate of $3.50 per share. If at the time of conversion 75% of the current bid price is less than $3.50 per share, the holder will receive a greater number of shares, but in no case will the conversion rate be less than $1.50 per share. In addition, the Company may call for the conversion of the preferred stock if the average closing price of the Company's common stock is $7.50 per share for ten consecutive trading days or any time after the third anniversary of the private placement. Preferred shareholders shall have preferences on liquidation over common shareholders.

         The holder of each unit will receive 50,000 warrants at an exercise price of $5.00 per share or lower if the Board of Directors deems appropriate, six months after the issuance of the preferred stock, unless the holder converted the preferred shares prior to the six months. The warrants expire three years after issuance. In addition, warrants are callable if the Company's common stock closes at $7.50 per share for ten consecutive trading days after registration of the preferred stock. As of December 31, 1996, the Company has outstanding 350,000 of the above warrants.

         In 1996, the Company declared dividends of Common Stock valued at $61,000.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Common Stock

         In 1996, the Company sold 1,422,500 units of common stock for a price of $2.10 per unit in two private placement offerings for a total consideration of $2,987,250 before offering costs. Each unit consists of two shares of the Company's common stock. In addition, the holder of each unit received one Series A Common Stock Purchase Warrant ("Series A Warrants") to purchase one share of the Company's common stock at a price of $1.05 per share and one Series B Common Stock Purchase Warrant ("Series B Warrants") to purchase one share of the Company's common stock at $1.50 per share. At December 31, 1996, the Company has outstanding 1,660,500 Series A Warrants and 1,660,500 Series B Warrants.

         In 1996, the Company issued 108,750 shares of common stock in exchange for services rendered.

         Stock Option Plans

         The Company has adopted three stock option plans, the 1995 Incentive Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, and the 1995 Non-Qualified Directors' Stock Option Plan. The shares issued pursuant to the plans are restricted shares, until or unless registered by the Company.

         Under the Incentive Stock Option Plan, options may be granted by the Compensation Committee to its officers, key employees, and other employees according to responsibility and length of service. Options may not be granted to employees owning more than 10% of the total combined voting power of the stock of the corporation. Options granted under the plan shall be granted within 10 years of the date of the adoption of the plan, and must be exercised within 10 years of the grant. The aggregate number of shares that may be issued pursuant to the plan is 500,000 over the life of the plan, and the aggregate fair market value of the stock for exercise for the first time during any calendar year is $100,000 per individual. The exercise price of the options is determined by the Compensation Committee, but in any case the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest pro rata over a four-year period.

         The Nonqualified Stock Plan provides for incentives to management, executive personnel of the Company and others. The plan limits the number of shares to 1,000,000, and the aggregate value of underlying shares granted in any year for any single employee may not exceed $100,000 in value. The option price is fixed by the bid price of the Company's shares as quoted on NASDAQ or the Bulletin Board at the close of business on the date of the grant. Options must be exercised within 10 years of the date of grant thereof and shall vest at such time or times as the Board of Directors shall fix on the date of grant.

         The Director's plan is a Nonqualified Plan and provides for 300,000 shares in total, 50,000 shares to be granted to each director on assuming office. The underlying share price is determined by the bid price on NASDAQ or the Bulletin Board on the date of the grant. The options vest over a five-year period. Options must be exercised within ten years of the date of grant.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (Continued)

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                  Year Ended December 31,
                                                ---------------------------
                                                   1996           1995
                                                   ----           ----
                  Net loss
                      As reported               $(4,030,168)    $(2,347,693)
                      Pro forma                 $(4,206,309)    $(2,991,993)
                  Loss per common share
                      As reported               $     (0.59)    $     (0.50)
                      Pro forma                 $     (0.62)    $     (0.63)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1996 and 1995: dividend yields of 0%; expected volatility of 65.0%; risk-free interest rates of 7.0%; and expected life of 2.95 and 2.24 years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1996 and 1995 was $0.47 and $0.78, respectively, and the weighted-average exercise price was $1.54 and $1.55, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Compensation expense recognized as a result of the issuance of stock options was $120,000 and $0 for the years ended December 31, 1996 and 1995, respectively.

                                      BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (Continued)

                                                                                 Incentive      Granted
                                                                                   Stock         Price
                                                                                Option Plan     Per Share
                  Shares under option                                           -----------    ------------
                  Activity during 1995
                      Granted                                                       374,800    $ 1.50-2.875
                      Exercised                                                           -               -
                      Canceled                                                            -
                                                                                -----------

                  Outstanding, December 31, 1995                                    374,800    $ 1.50-2.875
                           Granted                                                   66,500    $ 1.50-2.875
                           Exercised                                                      -               -
                           Canceled                                                (421,300)   $ 1.50-2.875
                                                                                -----------

                  OUTSTANDING, DECEMBER 31, 1996                                     20,000    $       1.75
                                                                                ===========

                  EXERCISABLE AT DECEMBER 31, 1996                                    3,333
                                                                                ===========

         The weighted-average remaining contractual life of options outstanding issued under the Incentive Stock Option Plan is 9.7 years at December 31, 1996.

                                                               Granted           Director's          Granted
                                           Nonqualified         Price           Nonqualified          Price
                                            Option Plan        Per Share        Option Plan         Per Share
                                            -----------     ------------        ------------      -------------
                  Shares under option
                  Activity during 1995
                      Granted                   140,000      $ 1.70-2.50            300,000      $  1.50-2.875
                      Exercised                       -                -                  -                  -
                      Canceled                        -                                   -
                                              ---------                         -----------

                  Outstanding,
                      December 31,
                      1995                      140,000      $ 1.70-2.50            300,000      $  1.50-2.875
                           Granted              500,000      $ 1.05-3.00                  -                  -
                           Exercised                  -                -                  -                  -
                           Canceled                   -                -            (35,000)             $1.50
                                              ---------                         -----------

                  OUTSTANDING,
                      DECEMBER 31,
                      1996                      640,000      $ 1.05-3.00             265,000      $  1.50-2.875
                                              =========                         ============

                  EXERCISABLE AT
                      DECEMBER 31,
                      1996                      640,000                              135,000
                                              =========                         ============

                                      BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996



NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (Continued)

         The weighted-average remaining contractual life of options outstanding issued under the Nonqualified Option Plan and the Director's Nonqualified Option Plan is 8.37 and 8.53 years, respectively, at December 31, 1996.

         In addition to the options mentioned above the Company issued the following stock options and warrants:

         1. issued nonqualified options, in conjunction with the HDL and Company merger, to purchase 550,000 shares of common stock at an exercise price of $1.00 per share. The options are exercisable at any time prior to March 13, 1998. The $1.00 exercise price was established at the time the Company agreed to be acquired by HDL in August 1994.

         2. issued 35,000 warrants to purchase shares of the Company's common stock for $3.00 per share in May 1996. The warrants were issued to a finder for the placement of the Company's preferred stock. The warrants expire in May 1999.

         3. issued 500,000 options to purchase the Company's common stock for $2.25 per share to consultants in December 1996. The options expire in December 1997.

         4. issued 2,500,000 options to purchase the Company's common stock for $1.65 per share to Mull Acres in September 1996. The options were issued in connection with the agreement to form Ultra Bikers, LLC (see Note 4). The options must be exercised between August 1997 and September 1998.

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


NOTE 11 - RELATED PARTY TRANSACTIONS

         During 1996 and 1995, the Company incurred $133,689 and $219,045, respectively, in legal fees and/or consulting fees from a law firm of which Rowland W. Day, II, member of the Board of Directors and Co-Chairman of the Company, is a partner.

         In August 1994, Rowland W. Day, II loaned $300,000 to HDL. HDL used the proceeds from the loan from Mr. Day, along with the proceeds of other loans from non-affiliates in the aggregate additional amount of $200,000, to make a $500,000 collateralized loan to the Company upon the signing of the Acquisition Agreement. The loan was evidenced by the Company's non-interest-bearing convertible promissory note which was converted into shares of the Company's common stock upon consummation of the acquisition on March 13, 1995 at the conversion price of $1.00 per share. The Company also agreed to issue warrants to such non-affiliates to purchase 200,000 shares of the Company's common stock at a price of $1.50 per share. The warrants were converted to 200,000 shares of common stock on September 8, 1995.

         In February 1995, Rowland W. Day, II loaned $50,000 to the Company, the proceeds of which were used to purchase four used Harley-Davidson motorcycles. The Company repaid the loan and interest thereon in the amount of $2,000 to Mr. Day in March 1995.

         The Company agreed to grant to Rowland W. Day, II and/or his assigns, upon consummation of the Bikers Dream Acquisition, an irrevocable three-year option to purchase, at a price of $1.00 per share, 550,000 shares of common stock (see Note 10). Mr. Day has assigned his right to receive options to purchase 170,000 of such shares to other persons.

                                      BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996




NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

         In April 1995, Dennis Campbell, President, Chief Executive Officer, and a director of the Company at that time, loaned $75,000 to the Company, the proceeds of which were used for working capital. (Mr. Campbell subsequently resigned his positions with the Company.) The Company agreed to repay the loan and interest thereon of $5,000 within 60 days after the date of the loan. This loan was subsequently paid in full with interest.

         On April 6, 1995, the Company entered into a consulting agreement with Meyer Duffy & Associates, Inc. ("Meyer Duffy") for management consulting, financial advisory and investment banking services to be rendered to the Company for six months in consideration of a monthly fee of 2,500 shares of the Company's common stock, plus travel expenses, if incurred. This agreement was effective through September 1995, and the 15,000 shares were issued in December 1995 at $2 per share. Donald Duffy, a member of the Board of Directors and Co-Chairman of the Company, is a principal of Meyer Duffy.

         The Company has granted nonqualified options to Meyer Duffy to purchase 30,000 shares of common stock at $2.50 per share. The options vested at the time of grant for services rendered, and are exercisable within two years following the date of grant in April 1995.

         On August 31, 1995, Dennis Campbell loaned the Company $24,000 on a demand note at an interest rate of 16% per annum. This note was reduced by a principal payment of $1,500 during 1995, leaving a balance of $22,500 as of December 31, 1995. The remaining balance was paid as of December 31, 1996.

         On December 31, 1995, Dennis Campbell loaned the Company $14,547 on demand at 10% interest, which note was outstanding at December 31, 1995, and subsequently paid in full in January 1996.

         On December 31, 1995, the Company issued its demand note payable in lieu of compensation to Dennis Campbell in the sum of $100,000, bearing interest at 10%, in consideration of a bonus deferral. This note was reduced by principal payments of $16,000 during 1996, leaving a balance of $84,000 as of December 31, 1996.

         On October 1, 1995, the Company entered into a consulting agreement with Meyer Duffy, which was amended on November 1, 1995, whereby Meyer Duffy was retained to provide consulting, financial advisory, and investment banking services for a ten-month term commencing October 1, 1995. The agreement provides for the payment of $5,000 per month to Meyer Duffy.

                                      BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996



NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

         On October 17, 1995, William R. Gresher, Senior Vice President, Chief Financial Officer and a director of the Company at that time, loaned $50,000 to the Company, pursuant to a note bearing interest at 11% per annum, on demand, and on October 24, 1995, Mr. Gresher loaned an additional $10,000 to the Company on the same terms. (Mr. Gresher subsequently resigned his positions with the Company and was given a $70,000 severance package of which $28,000 is payable at December 31, 1996 [see Note 7].) The loan was subsequently repaid including interest of $10,000.

         On November 3, 1995, M.D. Strategic L.P., a partnership of which Donald Duffy is a principal, loaned $100,003 to the Company for 90 days at 8% interest per annum, receiving notes which are convertible into shares of common stock of the Company at $1.70 per share on certain conditions related to proposed asset-based financing of the Company. On December 3,1995, M.D. Strategic made an additional loan of $49,997 to the Company, and on December 5, 1995, a similar loan was consummated in the sum of $50,000, for convertible notes bearing the same terms and due 90 days from the funding thereof. These notes were converted on March 14,1996 into 117,647 shares of common stock of the Company.

         During 1996 and 1995, the Company incurred $52,201 and $28,557 in legal fees to the law offices of Robert E. King, Jr. of which Richard E. King, Jr., Secretary and a director of the Company, is the principal. (Mr. King subsequently resigned his positions with the Company.)

         In April 1996, the Company obtained a 90-day, unsecured loan in the amount of $299,880 from M.D. Strategic L.P., a partnership of which Donald Duffy is a principal. The loan bears interest at 14% per annum and was extended until September 10, 1996 when it was converted into 142,800 Units (each Unit consists of two shares of common stock, one Series A warrant to purchase one share of common stock for $1.05 per share and one Series B warrant to purchase one share of common stock for $1.50 per share).

         In 1996, the Company obtained a 90-day, unsecured loan in the amount of $199,920 from M.D. Strategic L.P., a partnership of which Donald Duffy is a principal. The loan bears interest at 14% per annum and was extended until September 10, 1996 when an investor bought the principal balance and then converted the loan into 95,200 Units (each Unit consists of two shares of common stock, one Series A warrant to purchase one share of common stock for $1.05 per share and one Series B warrant to purchase one share of common stock for $1.50 per share).

         In September 1996, the Company converted accrued legal and consulting expenses of $53,177 due to Meyer Duffy into 38,462 shares of common stock.

                                      BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1996



NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

         In September 1996, the Company converted accrued legal and consulting expenses of $82,290 due to Day, Campbell & McGill into 59,557 shares of common stock.

         In September 1996, the Company issued 50,000, 50,000, and 10,000 shares of common stock to Day, Campbell & McGill, Meyer Duffy, and Richard King, Jr., respectively, for services rendered.

         In September 1996, the Company granted 200,000 stock options to both Rowland W. Day II and Donald J. Duffy at an exercise price of $1.05, vesting immediately, with piggyback registration rights and exercisable over two years with a cashless exercise feature.


NOTE 12 - SUBSEQUENT EVENTS (UNAUDITED)

         In 1997, the Company issued 12% promissory notes in the amount of $2,210,000 payable on January 30, 1998. In addition, each holder of the above notes received Series C five-year warrants to purchase the Company's common stock at an exercise price of $1.625 per share. The number of warrants outstanding was 1,105,000.

         On January 1, 1997, the Company issued 97,200 options to employees to purchase common stock with an exercise price of $1.65 per share.

                                 EXHIBIT INDEX

 2.1 Agreement and Plan of Reorganization dated August 4, 1994 among HDL Communications (now known as Bikers Dream, Inc.), Bikers Dream, Inc. and the stockholders of Bikers Dream, Inc., as amended by agreements dated November 11, 1994, February 3, 1995 and February 20, 1995.*

 3.1 Articles of Incorporation, as amended, of Bikers Dream, Inc. (formerly known as HDL Communications).*

 3.1.1  Certificate of Amendment, Articles of Incorporation, June, 1996.

 3.2 Certificate of Ownership of HDL Communications (now known as Bikers Dream, Inc.)*

 3.3    Bylaws, as amended, of Bikers Dream, Inc.*

10.1    Lease dated August 5, 1993 between the Company and McFadden Plaza.*

10.2 Lease dated November 1, 1994 between the Company and Valley View Partnership.*

10.3 Lease dated February 8, 1995 between the Lily Company and Jim Kinnicutt and Susan Rasmussen dba Bikers Dream of Sacramento.

10.4    Lease dated October 30, 1996 between the Company and Inland Industries.

10.5 Employment Agreement dated as of February 8, 1995 between the Company and Jeffrey L. Simons.*

10.6 Consulting Agreement dated April 6, 1995 between the Company and Meyer, Duffy & Associates.*

10.7 Consulting Agreement effective as of October 1, 1995 between the Company and Meyer, Duffy & Associates.*

10.8 Amendment to Consulting Agreement and Stock Option Agreement dated November 1, 1995, between the Company and Meyer Duffy & Associates.

10.9 Asset Purchase Agreement dated September 22, 1995 between the Company, Joe Melia and Charles Melia.*

10.10 Lease Agreement dated June 9, 1994 between Charles Melia and Joe Melia and Westlake Professional Center Partnership and Assignment thereof to the Company dated September 22, 1995.*

10.11   The 1995 Incentive Stock Option Plan of the Company, as amended.**+

10.12   The 1995 Non-Qualified Stock Option Plan of the Company, as amended.**+

10.13 The 1995 Non-Qualified Directors' Stock Option Plan of the Company, as amended.**+

10.14 Employment Agreement dated September 9, 1996 between the Company and Donald J. Duffy.+

10.15 Employment Agreement dated September 9, 1996 between the Company and Rowland W. Day II.+

10.16 Promissory Note and Security Agreement dated February 14, 1996 between the Company and Green Tree Financial Servicing Corporation.

10.17 Promissory Note and Security Agreement dated December 28, 1995 between the Company and Green Tree Financial Servicing Corporation.

10.18   Form of Dealer Agreement between the Company and its dealers, and a schedule identifying all dealer agreements to which the Company is a party as of December 31, 1996 which are substantially identical to the attached Dealer Agreement, except with respect to the parties thereto, dates of execution and territory.

10.19 Stock Repurchase Agreement dated as of September 9, 1996 among the Company, Dennis Campbell and DC Enterprises, Inc.

10.20 Stock Option Agreement dated September 13, 1996 between the Company and Mull Acres Investments, Inc.

10.21 Asset Purchase Agreement dated January 30, 1997 among the Company, Ultra Acquisition Corp. and Mull Acres Investments, Inc.***

10.22 Senior Subordinated Promissory Note of the Company dated January 30, 1997 payable to Mull Acres Investments, Inc. in the amount of $2,700,000.

10.23 Security Agreement dated January 30, 1997 between the Company and Mull Acres Investments, Inc.

10.24 Lease dated February 12, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.

10.25 Lease dated October 11, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.

21.1    List of subsidiaries.**

27      Financial Data Schedule

  ---------------
  * Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-92294) filed with the Commission on May 31, 1995 and Amendment No. 1 thereto filed with the Commission on October 16, 1995.

 ** Incorporated by reference to the Company's Form 10-KSB dated April 12, 1996 filed with the Commission on April 15, 1996.

*** Incorporated by reference to the Company's Form 8-K dated January 30, 1997 filed with the Commission on February 14, 1997.

  +  A compensatory plan or arrangement.