Form 10QSB
period 1997-03-31
BIKERS DREAM INC
filed 1997-05-20
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

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

As of March 31, 1997, there were 8,748,680 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format
Yes      No  X
   ---      ---

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 And 1996


                                                                           (Unaudited)         (Unaudited)
                                                                               1997                1996
                                                                            -----------         -----------
                                                  A S S E T S:
Current assets:
Cash and cash equivalents                                                   $    86,339         $   247,288
Accounts receivable, net                                                        540,023             466,861
Inventories                                                                   3,464,240           1,797,893
Notes receivable - Related Party                                                546,335
Prepaid expenses and other current assets                                        58,058             148,116
                                                                            -----------         -----------

             Total current assets                                             4,694,995           2,660,158


Property, equipment and capitalized leases, net                               1,120,896           1,102,704
Goodwill                                                                      3,078,015
Deposits and other assets                                                        31,370              69,618
                                                                            -----------         -----------

             Total assets                                                   $ 8,925,276         $ 3,832,480
                                                                            ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                            $   952,355         $   851,097
Other accrued expenses                                                        1,118,523             859,105
Current portion of long-term debt                                                83,545              73,750
Current portion of notes payable                                              2,230,022             198,346
Notes payable to shareholders                                                    36,000             181,000
                                                                            -----------         -----------

             Total current liabilities                                        4,420,445           2,163,298


Deferred rent                                                                    69,313             108,478
Notes payable, less current portion                                           2,629,054             465,147
Long-term debt, less current portion                                            348,891             433,702
Note Payable to shareholder                                                      36,000
                                                                            -----------         -----------

             Total liabilities                                                7,503,703           3,170,625
                                                                            -----------         -----------

Commitments and contingencies (Note 5)

Shareholders' equity:
     Preferred stock, no par value:
         10,000,000 shares authorized, 7 issued and outstanding               1,102,500
     Common stock, no par value; 25,000,000 shares
         authorized at March 31, 1997; 8,748,680 and 5,905,912
         issued and outstanding at March 31, 1997 and March 31, 1996          7,571,417           3,770,429
     Accumulated deficit                                                     (7,252,344)         (3,108,574)
                                                                            -----------         -----------

             Total shareholders' equity                                       1,421,573             661,855
                                                                            -----------         -----------

             Total liabilities and shareholders' equity                     $ 8,925,276         $ 3,832,480
                                                                            ===========         ===========


See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Quarters Ended March 31, 1997, and 1996



                                                      (Unaudited)       (Unaudited)
                                                          1997             1996
                                                       ----------       ----------
Revenues:
Product sales                                          $3,177,872       $2,768,978
Financing contracts                                         1,796           77,920
                                                       ----------       ----------

             Total revenues                             3,179,668        2,846,898

Cost of goods sold                                      2,489,427        2,149,773
                                                       ----------       ----------

             Gross profit                                 690,241          697,125
                                                       ----------       ----------
Expenses:
Selling, general and administrative expenses            1,181,731        1,245,890
Depreciation and amortization                              57,843           38,100
Interest expense                                          109,445           42,994
Franchise income                                                            (4,097)
Other expense                                               9,374
                                                       ----------       ----------

             Total expenses                             1,358,393        1,322,887
                                                       ----------       ----------
             Loss before (provision) for
               income taxes                              (668,152)        (625,762)

(Provision) for income taxes                                    0                0
                                                       ----------       ----------

             Net loss                                  $ (668,152)      $ (625,762)
                                                       ==========       ==========

Net loss per share                                     $    (0.08)      $    (0.11)
                                                       ==========       ==========
Weighted average shares outstanding                     8,748,680        5,609,105
                                                       ==========       ==========



See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Quarters Ended March 31, 1997, And 1996

                                                                       (Unaudited)    (Unaudited)
                                                                          1997           1996
                                                                       ----------     ----------
Cash flows from operating activities:
Net loss                                                              $  (668,152)    $(625,762)
                                                                      -----------     ---------

Adjustments to reconcile net loss to net cash provided by operating activities:

Deferred income taxes                                                          --            --
Loss from disposal of fixed assets                                                           --
Store closure costs
Depreciation and amortization                                              57,843        38,100
Past services compensated by Company common stock
Changes in assets and liabilities:
(Increase) in accounts receivable                                        (397,896)     (180,469)
(Increase) in inventories                                              (2,021,814)     (140,433)
Decrease (increase) in prepaid expenses and other
  current assets                                                         (525,279)      (17,021)
Increase in accounts payable                                              511,423       416,632
Increase in other accrued expenses                                         99,828       228,439
                                                                      -----------     ---------

             Total adjustments                                         (2,275,895)      345,248
                                                                      -----------     ---------

             Net cash used in operating activities                     (2,944,047)     (280,514)
                                                                      -----------     ---------
Cash flows from investing activities:
Decrease in deposits                                                       (1,862)      111,533
Payments for purchases of fixed assets                                   (420,590)     (394,164)
Increase in deferred rent                                                   1,776        10,104
Investment - Joint Venture                                              1,508,855
Goodwill - ULTRA Acquisition Corp.                                     (3,078,015)
                                                                      -----------     ---------

             Net cash used in investing activities                     (1,989,836)     (272,527)
                                                                      -----------     ---------


See the accompanying notes to these consolidated financial statements.

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                For The Quarters Ended March 31, 1997, And 1996



                                                                          1997         1996
                                                                      ----------    ----------

Cash flows from financing activities:
Proceeds from short-term notes                                         2,210,000            --
Proceeds from long-term debt                                           2,545,123        85,348
Principal payments made on long-term debt and
  capitalized leases                                                     (20,598)      (76,972)
Proceeds from issuance of common stock                                               2,811,189
Costs associated with issuance of common stock                            93,504
Proceeds from issuance of preferred stock
Costs associated with issuance of preferred stock Proceeds
  from issuance of convertible notes payable
Principal payments made on notes payable                                 (33,489)     (167,000)
Payments on notes payable to shareholders                                (12,000)
Advances received on employee note receivable                                          (16,114)
Payments received on note receivable from stockholder                                   24,616
Preferred dividend                                                       (10,209)
                                                                       ---------     ---------

             Net cash provided by financing activities                 4,772,331     2,661,067
                                                                      ----------    ----------

             Net increase in cash and cash equivalents                  (161,552)      177,187

Cash and cash equivalents, beginning of period                           247,891        18,136
                                                                      ----------    ----------

Cash and cash equivalents, end of period                              $   86,339    $  195,323
                                                                      ==========    ==========


See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1997, And 1996

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the respective quarters.

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

         At the time of the merger, HDL's assets and liabilities consisted of a note receivable of $500,000 from the Company and notes payable in the amount of $500,000. As the notes were converted into shares concurrent with the acquisition, the 300,000 shares issued to former HDL shareholders were issued in consideration for the public entity HDL.

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

         The surviving company was in the business of selling previously owned Harley Davidson motorcycles, custom manufactured motorcycles, parts, accessories, apparel and service through Company-owned retail stores in California and Texas.

         In September 1996, the Company formed a joint venture with Mull Acres, Investments Inc. ("MAI"), whose Ultra Kustom Cycles division of Riverside, California is a manufacturer of custom V-twin motorcycles and show-bikes. The joint venture was formed to act as the exclusive distributor of Ultra Cycles in Southern California, Sacramento, California, and Dallas Texas. In connection with the formation of the joint venture, the Company granted an option to Mull Acres Investments, Inc. to purchase 2,500,000 shares of common stock at a price of $1.65 per share.

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


Continued

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                            March 31, 1997, And 1996

2.       Company Operations And Liquidity, Continued:

         The Company has two lines of business: Retail Stores and the manufacturing of motorcycles parts. The Company operates four retail outlets known as Bikers Dream Superstores ("Superstores"), selling Ultra Cycles, used Harley-Davidson motorcycles ("Harleys") and Big Dog Motorcycles complemented by a full range of aftermarket parts, accessories and services. The Company is not a licensed Harley-Davidson dealer and does not sell new Harley-Davidson motorcycles or buy any products or services directly from Harley-Davidson, Inc.

         At present the Company's Superstores are located in San Diego, California, Santa Ana, California, Sacramento, California and Dallas, Texas. The Company is also establishing a network of Bikers Dream Superstore dealers and independent Ultra Motorcycle dealers. The Company intends to pursue a strategy of business growth that involves the opening of additional corporate-owned Superstores, the opening of additional Bikers Dream Superstores dealers and the continued growth of the number of independent Ultra Motorcycle dealers.

         The Company's consolidated financial statements for the three months ended March 31, 1997, have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $625,762 for the quarter ended March 31, 1996 and a net loss of $668,152 for the three months ended March 31, 1997. As of March 31, 1997 the Company had an accumulated deficit of $7,252,344. The Company's working capital at March 31, 1997 was $274,550. The Company experienced a decrease in its selling, general and administrative expenses of $64,159 for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996. This decrease resulted from a reduction in corporate overhead offset by additional selling, general and administrative costs of $282,956 from the newly acquired Ultra Kustom Cycles.

Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996



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

         Revenue Recognition:

                 Product Sales - Retail revenue from the sale of products is recognized at the time of sale to a retail customer. Manufacturing revenue from the sale of products is recognized at the time of shipment.

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

                 Franchise Income - Income from the sale of franchises is recognized at the time the franchise commences retail operations.

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

                             March 31, 1997 And 1996



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

         Accounts Receivable:

         At March 31, 1997, the allowance for doubtful accounts was $53,872. This balance was $23,251 as of March 31, 1996.

         Inventories:

         Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market. The entire inventory consists of purchased items which are categorized as finished goods. At March 31, 1997,the reserve for obsolescence was $100,000. The reserve at March 31, 1996 was $57,000.



Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996



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

         Concentration Of Credit Risk:

         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different Geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained For potential credit losses, and such losses have been within management's expectations. As of March 31, 1997 and 1996, the Company has no significant concentrations of credit risk.




Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996



3.       Summary Of Significant Accounting Policies, Continued:

         Estimates

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


4.       Property, Equipment And Capitalized Leases:

         Property and equipment consists of the following:



                                                                                         March 31,
                                                              Estimated          -----------------------
                                                             Useful Lives           1997          1996
                                                             ------------           ----          ----
         Furniture and fixtures                              7 years             $  139,900   $  198,545
         Leasehold improvements                              7 years                188,263      227,884
         Equipment                                           5-7 years              385,545      109,633
         Computers                                           5 years                188,731      270,045
         Autos and trucks                                    3-10 years             472,042      441,053
                                                                                 ----------   ----------

                                                                                  1,374,481    1,247,160

         Less, Accumulated depreciation and amortization                           (253,585)    (144,456)
                                                                                 ----------   ----------

                                                                                 $1,120,896   $1,102,704
                                                                                 ==========   ==========


         Assessments of whether there has been a permanent impairment in the value of long-lived assets are periodically performed by considering factors such as expected future operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. The method used is to determine if an impairment has occurred based upon a change in circumstances regarding the long lived assets, followed by an analysis of cash flows regarding the assets in question. If an impairment is determined to have occurred as a result of the analysis, then the Company recognizes and measures that impairment using discounted cash flow as provided by FAS 121. Since the Company has just started many of its retail operations in the last 12 months, historical information is limited in evaluating future effects. During the Second Quarter of 1996 the Company closed one of its former franchises which was acquired in late 1995 resulting in a writeoff of $32,000 in leasehold improvements. Fixed assets were also reduced by $146,000 as a result of the sale of the Clearwater, Florida Superstore in third quarter 1996. Management believes no further permanent impairment has occurred based upon the information currently available.





Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996



4.       Property, Equipment And Capitalized Leases, Continued:

         The Company leases certain computer equipment under agreements which are classified as capital leases. These leases have original terms of two to five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at March 31, 1997 and 1996 are as follows:

                                                             1997             1996
                                                           --------         --------
         Computers                                         $132,600         $132,723


           Less, Accumulated amortization                   (34,255)         (15,091)
                                                           --------         --------

                                                           $ 98,345         $117,632
                                                           ========         ========



5.       Commitments And Contingencies:

         Leases

         The Company leases all of its operating facilities. The Santa Ana, California operating facility, which serves as a retail Superstore as well as Corporate warehouse and executive offices, is leased under a non-cancelable tenant operating lease for the monthly rent of $11,865 subject to annual CPI increases starting the third year of the lease. The lease term is 120 months commencing November 1, 1993 with two successive five-year options to renew.

         The Company negotiated a lease at a second Company-owned Superstore in Dallas, Texas. The terms of the lease call for a monthly rent of $8,000 subject to CPI increases. The lease term is sixty months commencing January 1, 1995 with two successive five-year options.

         On November 21, 1995, the Company purchased another of its franchise stores. The Company did not assume this lease , but instead issued a guarantee to the former franchisee to continue its lease payment. The lease term is 63 months commencing on April 1, 1995 with a monthly lease payment of #3,039. The monthly lease payments increase to $3,555 per month over the term of the lease. The Company has the option to extend the lease for five years.

         On October 31, 1996, the Company negotiated a lease for a new Company-owned superstore in San Diego, California which opened in February 1997. The lease term is 60 months commencing January 1, 1997 with monthly lease payments of $5,271. The Company has the option to extend the lease for five years.

         The Company acquired the following two leases in connection with its acquisition of Ultra Kustom Cycles and Ultra Kustom Parts:

         1. An operating facility in Riverside, California which is used for Ultra motorcycle manufacturing, general Offices and parts warehouse. The term of the lease is 36 months commencing on March 1, 1996 with a monthly lease payment of $6,200 with increases on each of the subsequent years;

         2. An operating facility in Riverside, California which is used for warehousing and assembly of Ultra motorcycle parts. The term of the lease is 24 months commencing on October 15, 1996 with a monthly lease payment of $1,400.




Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996



5.       Commitments And Contingencies, Continued:

         Litigation

         The Company is involved in litigation arising from the sale of one franchise, trademark infringements and related claims and claims arising in the ordinary course of business. Although the final outcome of these legal matters cannot be determined, management has estimated the Company's loss and accrued for such amount in the March 31, 1997 financial statements. The final resolution of these matters could have a material adverse effect on the financial position and results of operations of the Company.







Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996


6.       Long-Term Debt:

         Long-term debt at March 31, 1997 and 1996 consists of the following:


                                                                                              1997               1996
                                                                                             -------            -------
         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $2,272 per month, with
         interest at 20% per annum through May 2000                                          $63,377            $76,355

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $232 per month with
         interest at 16% per annum through January 1998                                        2,171              4,447

         Long Term Note Payable to a finance company, collateralized by a trailer requiring principal and interest payments of $5,739 per month, with interest at 11% per
         annum through February 2002                                                         262,116            300,535

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $937 per month, with interest
         at 16% per annum through December 2000 plus a $4,258 payment in                      35,157             40,872
         January, 2001

         Long-term note payable to a finance company, collateralized by a diesel tractor, requiring principal and interest payments of
         $1,870 per month, with interest at 10% per annum through January                     69,615             85,243
         2001                                                                               --------            -------

                                                                                             432,436            507,452


         Less, Current portion                                                               (83,545)           (73,750)
                                                                                            --------            -------

         Long-term debt, net of current portion                                             $348,891           $433,702
                                                                                            ========           ========



Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996


7.       Notes Payable:

         The notes payable at March 31, 1997 and 1996 consist of the following:



                                                                                                1997           1996
                                                                                              --------       ---------

         Note payable to former franchisee in conjunction with acquisition
         of former franchise operation.  The note is due October 1996.                                       $  89,130

         Note payable to bank which was assumed in connection with the acquisition of a former franchise operation. The note is guaranteed by the SBA and is collateralized by all the assets of the Sacramento store. The note accrues interest at the rate of prime plus 2-1/2% per annum on the unpaid balance and is payable
         in monthly installments through April, 2005.                                            91,747         99,452

         Note payable to former franchisee in connection with the acquisition of former franchise operation. Note is uncollateralized,
         non-interest-bearing and is payable in 24 equal monthly installments of
         $1,221 through November 1997.                                                           12,206         24,411

         Convertible notes payable. These notes bear an interest rate of 8% per annum and were convertible into shares of the Company's Common stock at
         $1.70 per share. These notes were converted into
         Shares of common stock on April 19, 1996.                                                             450,500

         Note payable to unrelated party is in connection with the acquisition
         Of former franchise operation. $100,000 due in October, 1995, and balance accruing interest at 9% and payable in equal monthly installments to September 1996 collateralized by all the assets of
         the Company.                                                                                          250,000

         Note payable to Mull Acres Investments, Inc. ("MAI").  On January 30,
         1997, the Company purchased the assets of Ultra Kustom Cycles and
         Ultra Kustom Parts from MAI for the amount of $2,700,000.  This amount is payable on March 31, 1998 with an interest rate of 2.7037%. Interest is payable in twelve monthly installments of $6,083.  The discounted
         value is $2,545,123.                                                                2,545,123

         Notes payable.  On January 30, 1997, the Company issued notes payable amounting to $2,210,000 to raise funds for the purchase of Ultra Kustom
         Cycles and Ultra Kustoms Parts and to fund the opening of a Bikers Dream
         Superstore. These notes are payable on January 30, 1998 with an interest
         rate of 12% per annum.                                                              2,210,000
                                                                                           -----------       ---------
         Sub Total                                                                           4,859,076         663,493

         Less, Current portion                                                              (2,230,022)       (198,346)
                                                                                           -----------       ---------
         Notes payable, long-term portion                                                  $ 2,629,054       $ 465,147
                                                                                           ===========       =========





Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 and 1996



8.       Preferred Stock

         In July, 1996, the Company sold 7 units (each unit consisting of one share of preferred stock and the right to receive 50,000 shares of common stock) for a price of $175,000 per unit, for a total consideration of $1,102,500, net of offering costs. Each share of convertible Preferred stock pays annual dividends of 10% payable in shares of common stock of the Company.. Each share of preferred stock is convertible at the option of the holder, after the effective date of a registration statement relating to the underlying common stock, into 50,000 shares of the Company's common stock at a conversion rate of $3.50 per share. If at the time of conversion 75% of the current bid price is less than $3.50 per share, the holder will receive a greater number of shares, but in no case will the conversion rate be less than $1.50 per share. In addition, the Company may call for the conversion of the preferred stock if the average closing price of the Company's common stock is $7.50 per share for ten consecutive trading days or any time after the third anniversary of the private placement. Preferred shareholders have preferences on liquidation over common shareholders.

         The holder of each unit was entitled to receive 50,000 warrants at an exercise price of $5.00 per share or lower if the Board of Directors deems appropriate, six months after the issuance of the preferred stock, unless the holder converted the preferred shares prior to the end of such six month period. None of the preferred shareholders elected to convert their preferred shares within six months after the date of issuance, and none of such preferred share had been converted as of March 31, 1997. The warrants expire three years after issuance. In addition, warrants are callable if the Company's common stock closes at $7.50 per share for ten consecutive trading days after registration of the common stock issuable upon conversion of the Preferred stock. As of December 31, 1996, the Company has outstanding $350,000 of the above warrants.

         In 1996, the Company declared dividends of Common stock valued at $61,000.







Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996


9.       Related Party Transactions:

         During 1996 and 1995, the Company incurred $133,689 and $219,045, respectively, in legal fees and/or consulting fees from a law firm of which Rowland W. Day, II, a member of the Board of Directors and Co-Chief Executive Officer of the Company, is a partner.

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

                             March 31, 1997 And 1996



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

         On April 6, 1995, the Company entered into a consulting agreement with Meyer Duffy & Associates, Inc. ("Meyer Duffy") for management consulting, financial advisory and investment banking services to be rendered to the Company for six months in consideration of a monthly fee of 2,500 shares of the Company's common stock, plus travel expenses, if incurred. This agreement was effective through September 1995, and the 15,000 shares were issued in December 1995 at $2 per share. Donald Duffy, a member of the Board of Directors and Co-Chief Executive Officer of the Company, is a principal of Meyer Duffy.

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

                             March 31, 1997 And 1996





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

         During 1996 and 1995, the Company incurred $52,201 and $28,557 in legal fees to the law offices of Robert E. King, Jr. of which Richard E. King, Jr., then Secretary and a director of the company, is the principal. (Mr. King subsequently resigned has position with the Company).

         In April 1996 the Company obtained a ninety day unsecured loan in the amount of $299,880 from M.D. Strategic L.P., a partnership of which Donald Duffy is a principal. The loan bears interest at 14.0% per annum and was extended until September 10, 1996 when it was converted into 142,800 Units (each unit consists of two shares of common stock, one Series A warrant to purchase one share of common stock for $1.05 per share, and one Series B warrant to purchase one share of common stock for $1.50 per share).



Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1997 And 1996




9.       Related Party Transactions, Continued:

         In 1996 the Company obtained a ninety day unsecured loan in the amount of $199,920 from M.D. Strategic L.P., a partnership od which Donald Duffy is a principal. The loan bears interest at 14.0% per annum and was extended until September 10, 1996 when it was converted into 92,200 Units (each unit consists of two shares of common stock, one Series A warrant to purchase one share of common stock for $1.05 per share, and one Series B warrant to purchase one share of common stock for $1.50 per share).

         In September 1996, the Company converted consulting expenses of $53,177 due to Meyer Duffy into 38,562 shares of common stock.

         In September 1996, the Company converted accrued legal and consulting expenses Of $82,290 due to Day, Campbell & McGill into 59,557 shares of common stock.

         In September 1996, for past services, 50,000 shares of common stock of the company were issued to Day Campbell & McGill, 50,000 shares to Meyer Duffy & Associates and 10,000 shares to Richard King Jr. at $1.38 per share.

         In September 1996, the Company granted 200,000 stock options to officers Rowland W. Day II and Donald J. Duffy at an exercise price of $1.05, vesting immediately, with piggyback registration rights and exercisable over two years with a cashless exercise feature.


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


                                                          For the Quarter Ended
                                                               March 31, 1997
                                                         -------------------------
                                                           1997            1996
                                                         ----------     ----------
                 Net Revenue                             $3,179,668     $2,846,898

                 Cost of Goods Sold                       2,489,427      2,149,773

                 Gross Profit                               690,241        697,125

                 Other (Income) and Expenses
                    Selling, general and
                    administrative expenses               1,181,731      1,245,890
                    Depreciation and Amortization            57,843         38,100
                    Interest (income) expense               109,445         42,994
                    Franchise income                                        (4,097)
                    Other expense (income)                    9,374
                                                         ----------     ----------
                                Total                     1,358,393      1,322,887


                 Income (loss) Before
                 provision For Income Taxes                (668,152)      (625,762)

                 (Provision) For Taxes                            0              0
                                                         ----------     ----------
                 Net Income (loss)                       $ (668,152)    $ (625,762)
                                                         ==========     ==========





Continued

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 1997 AND 1996:

Net revenues for the first quarter ended March 31, 1997 was $3,179,668, an increase of $332,770 or 11.7% from the same period in 1996. The increase in net revenue is due to $807,240 of sales to dealers by Ultra Kustom Cycles and Ultra Kustom Parts plus sales from the San Diego Superstore opened in 1997, offset by the loss in sales resulting from the closing of the Thousand Oaks Superstore in April of 1996 and the sale of the Clearwater, Florida Superstore in September 1996.

Total gross profit for the quarter ended March 31, 1997 was $690,241, a decrease of $6,884 or 1% below the same period in 1996. The decrease was mainly attributable to the closing of the Thousand Oaks store and the sale of the Clearwater, Florida Superstore. The gross profit rate for the quarter was 21.7% compared to 24.5% for the same period in 1995. The change in gross profit rate was mainly due to a decrease of 2.8% in financing contracts gross margin.

Selling, general and administrative expenses were $1,181,731 for the quarter ended March 31, 1997, a decrease of $64,159 or 5.1% from the same period in 1995. This decrease is mainly a result of the closing of the Thousand Oaks store, the sale of the Clearwater, Florida Superstore and a reduction in management salaries offset by the selling, general and administrative expenses attributable to Ultra Kustom Cycles and Ultra Kustom Parts and the new San Diego Superstore.

Depreciation and amortization expense was $57,843 for the quarter ended March 31, 1997, which was $19,743 or 51.8% higher than the same period in 1996. The increase is due to the addition of the machinery and equipment acquired through Ultra Kustom Cycles and Ultra Kustom Parts.





Continued

Other expense for the quarter ended March 31, 1997 was $9,374.

There was no provision for income taxes in 1997. The Company decided to fully reserve for the Deferred Tax Asset primarily related to its net operating loss carry forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

The net loss for the quarter ended March 31, 1997 was $668,152 as compared to a loss of $625,762 in the same period in 1996. This increase of $42,390 was mainly due to a loss in manufacturing operations, the cost related to the issuance of common stock, additional provisions for service warranty and inventory shrinkage and costs associated with opening the new San Diego Superstore, offset by the closing of the Thousand Oaks store and the sale of the Clearwater, Florida Superstore.

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

In September 1996 the Company converted promissory notes in the amount of $500,000 into 476,100 shares of common stock of the Company, liabilities of $136,267 were converted into a total of 98,109 shares of common stock of the Company, and 110,000 shares of common stock of the Company were issued at a price of $1.38 per share as compensation for past services.


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

                                     Part II




Item 2.  Change in securities.

         (c) The company sold securities that were not registered under the Securities Act of 1933, other than unregistered sales made in reliance on Regulation S, as follows:

              1. On January 1, 1997, the Company granted incentive stock options to twenty two employees to purchase an aggregate of 97,000 shares of common stock with an exercise price of $1.65 per share. The options were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

              2. On January 30, 1997, the Company issued 12% promissory notes in the aggregate amount of $2,210,000 due January 30, 1998 to thirteen accredited investors. In addition, each holder of the notes received Series "C" five-year warrants to purchase the Company's Common stock at an exercise price of $1,625 per share (the "Warrants") for a number of shares equal to the respective principal amounts of their Notes divided by $2.00. The Company expensed a $22,100 finders fee for the offering, to Meyer, Duffy & Associates, of which Donald Duffy, the Co-CEO, CFO and a director of the Company, is a principal. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27   Financial Data Schedule

         (b)  The Company filed the following Reports on form 8-K:

              1. Form 8-K dated December 13, 1996, reporting that its former independent accountant, Coopers & Lybrand L.L.P., resigned its auditor-client relationship with the Company as of that date, and that as of December 1, 1996 the Registrant engaged Singer, Lewak. Greenbaum & Goldstein LLP as its new independent accountant.

              2. Form 8-K dated January 30, 1997, reporting that pursuant to an
                 Asset Purchase Agreement between the Company, the Company's wholly owned subsidiary, Ultra Acquisition Corporation, a Nevada Corporation ("UAC") and Mull Acres Investments, Inc. ("Mull Acres"), the Company, through UAC, purchased from Mull Acres certain assets, including equipment and inventory, of Mull Acres' Ultra Kustom Cycles and Ultra Kustom Parts Divisions that had been used in connection with the manufacture, distribution and sales of motorcycles and motorcycle parts and accessories.

              3. Form 8-K/A Amendment No. 1, dated January 30, 1997,
                 reporting (1) the combined audited financial statements of Ultra Bikers, LLC and Ultra Kustom cycles for the period of inception (September 19, 1996) to December 31, 1996, and (2) the pro forma financial statements of Bikers Dream, Inc., Ultra Bikers, LLC and Ultra Kustom Cycles for the year ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 20, 1997                    BIKERS DREAM, INC.




                                       By: /s/ Donald J. Duffy
                                          --------------------------------
                                       Donald J. Duffy, Co-Chief Executive
                                       Officer and Chief Financial Officer