Form 10QSB
period 1997-06-30
BIKERS DREAM INC
filed 1997-08-19
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30,1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from        to     .
                                                        ------   -----
                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
             (Exact name of Registrant as specified in its charter)


           California                                      33-0140149
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  1420 Village Way, Santa Ana, California 92705
                    (Address of Principal Executive Offices)

                                 (714) 835-8464
                (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ----  -----

As of June 30,1997, there were 10,705,154 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format
Yes        No   X
   -------   ------

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 And 1996

                                                                                 (Unaudited)    (Unaudited)
                                                                                    1997           1996
                                                                                    ----           ----

                                                  A S S E T S:
Current assets:
Cash and cash equivalents                                                       $   279,336    $   490,322
Accounts receivable, net                                                            648,977        582,957
Inventories                                                                       3,522,679      1,663,567
Notes receivable - related party                                                    546,335
Prepaid expenses and other current assets                                           489,849         69,301
                                                                                 ----------     ----------

             Total current assets                                                 5,487,176      2,806,147


Property, equipment and capitalized leases, net                                   1,086,749      1,025,158
Goodwill                                                                          3,217,971
Deposits and other assets                                                            37,570         75,794
                                                                                 ----------     ----------

             Total assets                                                        $9,829,466     $3,907,099
                                                                                 ==========     ==========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                                 $1,339,421       $450,226
Other accrued expenses                                                            1,207,559        989,266
Current portion of long-term debt                                                    85,589         76,151
Current portion of notes payable                                                  3,625,238        373,102
Notes payable to shareholders                                                        36,000        171,500
                                                                                 ----------     ----------

             Total current liabilities                                            6,293,807      2,060,245


Deferred rent                                                                        68,097        119,098
Notes payable, less current portion                                               2,781,840         96,928
Long-term debt, less current portion                                                326,852        413,738
Note Payable to shareholder                                                          24,000
                                                                                 ----------     ----------

             Total liabilities                                                    9,494,596      2,690,009
                                                                                 ----------     ----------

Commitments and contingencies (Note 5)

Shareholders' equity:
     Preferred stock, no par value:
       10,000,000 shares authorized, 7 issued and outstanding                     1,102,500      1,102,500
     Common stock, no par value; 25,000,000 shares authorized
       at June 30, 1997; 10,705,154 and 6,170,911 issued
       and outstanding at June 30,1997 and June 30, 1997                          7,736,167      4,212,718
     Accumulated deficit                                                         (8,503,797)    (4,098,128)
                                                                                 ----------     ----------

             Total shareholders' equity                                             334,870    (1,217,090)
                                                                                 ----------     ----------

             Total liabilities and shareholders' equity                          $9,829,466     $3,907,099
                                                                                 ==========     ==========



See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Quarters Ended June 30, 1997, and 1996


                                                      (Unaudited)       (Unaudited)
                                                         1997              1996
                                                         ----              ----

Revenues:
Product sales                                         $ 4,450,013       $2,783,711
Financing contracts                                        19,236           81,789
                                                      -----------       ----------

             Total revenues                             4,469,249        2,865,500

Cost of goods sold                                      3,732,309        2,275,328
                                                      -----------       ----------

             Gross profit                                 736,940          590,172
                                                      -----------       ----------
Expenses:
Selling, general and administrative expenses            1,709,332        1,355,272
Depreciation and amortization                             102,403           58,220
Interest expense                                          162,222           38,405
Franchise income                                                           (28,205)
Other expense                                              14,036          156,034
                                                      -----------       ----------

             Total expenses                             1,988,393        1,579,726
                                                      -----------       ----------
             Loss before (provision) for
               income taxes                            (1,251,453)        (989,554)

(Provision) for income taxes                                    0                0
                                                      -----------       ----------

             Net loss                                 $(1,251,453)      $ (989,554)
                                                      ===========       ==========

Net loss per share                                    $     (0.12)      $    (0.17)
                                                      ===========       ==========
Weighted average shares outstanding                   $10,705,154        6,118,494
                                                      ===========       ==========


See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Quarters Ended June 30, 1997, And 1996

                                                                       (Unaudited)    (Unaudited)
                                                                          1997           1996
                                                                       ----------     ----------

Cash flows from operating activities:
Net loss                                                              $(1,919,605)    $(1,615,316)
                                                                      -----------     -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Deferred income taxes                                                          --            --
Loss from disposal of fixed assets                                                        26,046
Store closure costs                                                                      125,000
Depreciation and amortization                                             160,246        102,966
Past services compensated by Company common stock
Changes in assets and liabilities:
(Increase) in accounts receivable                                        (506,850)      (296,565)
(Increase) in inventories                                              (2,080,253)        (6,107)
Decrease (increase) in prepaid expenses and other
current assets                                                           (957,070)        61,794
Increase in accounts payable                                              898,489         15,801
Increase in other accrued expenses                                        178,655        233,600
                                                                      -----------     ----------

             Total adjustments                                         (2,306,783)       262,495
                                                                      ------------     ---------

             Net cash used in operating activities                     (4,226,388)    (1,352,821)
                                                                      -----------     ----------
Cash flows from investing activities:
Decrease in deposits                                                        8,062       105,357
Payments for purchases of fixed assets                                    488,846      (407,531)
Increase in deferred rent                                                    (560)       20,724
Investment - Joint Venture                                             (1,508,855)
Goodwill - Ultra Acquisition Corporation                                3,217,971
                                                                      -----------     ---------

             Net cash used in investing activities                     (2,205,464)     (281,450)
                                                                      -----------     ---------


See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                 For The Quarters Ended June 30, 1997, And 1996


                                                                          1997         1996
                                                                      ----------    ----------

Cash flows from financing activities:
Proceeds from short-term notes                                          6,217,042     $ 300,000
Proceeds from long-term debt                                               41,383       308,350
Principal payments made on long-term debt and
  capitalized leases                                                     (258,254)      (27,750)
Proceeds from issuance of common stock                                       --
Costs associated with issuance of common stock                                          (33,733)
Proceeds from issuance of preferred stock                                             1,225,000
Costs associated with issuance of preferred stock                                      (122,500)
Proceeds from issuance of convertible notes payable                                     450,500
Principal payments made on notes payable                                  (12,000)      (85,463)
Payments on notes payable to shareholders                                 546,335       (25,547)
Advances received on employee note receivable
Payments received on note receivable from stockholder
Preferred dividend accrual                                                (71,208)
                                                                       ----------    ----------

             Net cash provided by financing activities                  6,463,297     1,988,857
                                                                       ----------    ----------

             Net increase in cash and cash equivalents                     31,445       354,586

Cash and cash equivalents, beginning of period                            247,891       135,736
                                                                       ----------    ----------

Cash and cash equivalents, end of period                              $   279,336    $  490,322
                                                                        ==========    ==========



See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997, And 1996

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. The results of operations for the three months and six months ended June 30,1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the respective quarters.

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

                            June 30, 1997, And 1996

2.       Company Operations And Liquidity, Continued:

         The Company has two lines of business: Retail Stores and the manufacturing of motorcycles. The Company operates four retail outlets known as Bikers Dream Superstores ("Superstores"), selling new Ultra Cycles, Big Dog motorcycles, Castle motorcycles and pre-owned Harley-Davidson motorcycles ("Harleys") complemented by a full range of aftermarket parts, accessories and services. The Company is not a licensed Harley-Davidson dealer and does not sell new Harley-Davidson motorcycles or buy any products or services directly from Harley-Davidson, Inc.

         At present the Company's Superstores are located in San Diego, California, Santa Ana, California, Sacramento, California and Dallas, Texas. The Company is also establishing a network of Bikers Dream Superstore dealers and independent Ultra Motorcycle dealers. The Company intends to pursue a strategy of business growth that involves increased production of Ultra motorcycles, the opening of additional corporate-owned Superstores, the opening of additional Bikers Dream Superstores dealers and the continued growth of the number of independent Ultra Motorcycle dealers.

         The Company's consolidated financial statements for the three months ended June 30,1997, have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $989,554 for the quarter ended June 30, 1996 and a net loss of $1,251,453 for the three months ended June 30, 1997. As of June 30, 1997 the Company had an accumulated deficit of $8,503,797.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 And 1996


         Principles Of Consolidation:

         The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries, including the accounts of Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc., Bikers Dream Eagle Enterprises, Inc., and Ultra Acquisition Corporation. All significant intracompany accounts and transactions are eliminated in consolidation.


3.       Summary Of Significant Accounting Policies:

         Revenue Recognition:

                 Product Sales - Retail stores' sale of products is recognized at the time of sale to a retail customer.

                 Manufacturing - Revenue from the sale of motorcycles and parts is recognized at the time of shipment.

                 Financing Income - Financing income is the Company's commission revenue resulting from certain motorcycle sales. Such revenue is recognized at the time it is received.

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

                             June 30, 1997 And 1996



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

         Accounts Receivable:

         At June 30, 1997, the allowance for doubtful accounts was $105,002. This balance was $33,251 as of June 30, 1996.

         Inventories:

         Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market. The entire inventory consists of purchased items which are categorized as finished goods. At June 30,1997, the reserve for obsolescence was $116,216. The reserve at June 30, 1996 was $75,000.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 and 1996



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

         Concentration Of Risk:

         The Company is operating in a growing market due to the current nationwide popularity of cruiser motorcycles. Future success is dependent on the continuation of interest in the recreational motorcycle industry in general, and the continued popularity of cruiser motorcycles.

         Concentration Of Credit Risk:

         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of June 30, 1997 the Company has no significant concentrations of credit risk.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 And 1996



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


4.       Property, Equipment And Capitalized Leases:

         Property and equipment consists of the following:


                                                               Estimated               June 30,
                                                                                 -----------------------
                                                             Useful Lives           1997          1996
                                                             ------------           ----          ----

         Furniture and fixtures                              7 years             $  140,567   $  195,841
         Leasehold improvements                              7 years                204,726      208,579
         Equipment                                           5-7 years              390,505      101,696
         Computers                                           5 years                193,120      270,046
         Autos and trucks                                    3-10 years             473,086      441,053
                                                                                 ----------   ----------

                                                                                  1,402,004    1,217,215

         Less, Accumulated depreciation and amortization                           (315,255)    (192,057)
                                                                                 ----------   ----------

                                                                                 $1,086,749   $1,025,158
                                                                                 ==========   ==========



         Assessments of whether there has been a permanent impairment in the value of long-lived assets are periodically performed by considering factors such as expected future operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. The method used is to determine if an impairment has occurred based upon a change in circumstances regarding the long lived assets, followed by an analysis of cash flows regarding the assets in question. If an impairment is determined to have occurred as a result of the analysis, then the Company recognizes and measures that impairment using discounted cash flow as provided by FAS 121. Since the Company has just started many of its retail operations in the last 12 months, historical information is limited in evaluating future effects. During the Second Quarter of 1996 the Company closed one of its former franchises which was acquired in late 1995 resulting in a write-off of $32,000 in leasehold improvements. Fixed assets were also reduced by $146,000 as a result of the sale of the Clearwater, Florida Superstore in third quarter 1996. Management believes no further permanent impairment has occurred based upon the information currently available.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 And 1996



4.       Property, Equipment And Capitalized Leases, Continued:

         The Company leases certain computer equipment under agreements which are classified as capital leases. These leases have original terms of two to five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at June 30, 1997 and 1996 are as follows:


                                                            1997             1996
                                                           --------         --------
         Computers                                         $132,723         $132,723


           Less, Accumulated amortization                   (77,711)         (22,127)
                                                           --------         --------

                                                           $ 55,012         $110,596
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

         On November 21, 1995, the Company purchased another of its franchise stores. The Company did not assume this lease, but instead issued a guarantee to the former franchisee to continue its lease payment. The lease term is 63 months commencing on April 1, 1995 with a monthly lease payment of $3,039. The monthly lease payments increase to $3,555 per month over the term of the lease. The Company has the option to extend the lease for five years.

         On October 31, 1996, the Company negotiated a lease for a new Company-owned superstore in San Diego, California which opened in February 1997. The lease term is 60 months commencing February 1, 1997 with monthly lease payments of $5,271. The Company has the option to extend the lease for five years.

         The Company acquired the following two leases with its acquisition of Ultra Kustom Cycles and Ultra Kustom Parts:

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

                             June 30, 1997 And 1996



5.       Commitments And Contingencies, Continued:

         Litigation

         The Company is involved in litigation arising from the sale of one franchise, trademark infringements and related claims by Harley-Davidson, a claim based on a judgement against MAI, and claims arising in the ordinary course of business. Although the final outcome of these legal matters cannot be determined, management has estimated the Company's loss and accrued for such amount, with the exception of the claim against MAI, in the June 30, 1997 financial statements. The final resolution of these matters could have a material adverse effect on the financial position and results of operations of the Company.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 And 1996


6.       Long-Term Debt:

         Long-term debt at June 30, 1997 and 1996 consists of the following:

                                                                                              1997               1996
                                                                                              ----               ----

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $2,272 per month, with interest at 20% per annum
         through May 2000                                                                    $59,704           $73,351

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $232 per month with interest at 16% per annum
         through January 1998                                                                  1,547             3,907

         Long Term Note Payable to a finance company, collateralized by a trailer requiring principal and interest payments of $5,739 per month,
         with interest at 11% per annum through February 2002                                251,852           291,314

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $937 per month, with interest at 16% per annum
         through December 2000 plus a $4,258 payment in January, 2001                         33,580            39,529


         Long-term note payable to a finance company, collateralized by a diesel tractor, requiring principal and interest payments of $1,870 per month,
         with interest at 10% per annum through January 2001                                  65,758            81,788
                                                                                            --------          --------

                                                                                             412,441           489,889


         Less, Current portion                                                               (85,589)          (76,151)
                                                                                            --------          --------

         Long-term debt, net of current portion                                             $326,852          $413,738
                                                                                            ========          ========



Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 And 1996


7.       Notes Payable:

         The notes payable at June 30, 1997 and 1996 consist of the following:


                                                                                                1997           1996
                                                                                              --------       ---------

         Note payable to bank which was assumed in connection with the acquisition of a former franchise operation. The note is guaranteed by the SBA and is collateralized by all the assets of the Sacramento store. The note accrues interest at the rate of prime plus 2-1/2% per annum on the unpaid balance and is payable in monthly installments
         through April, 2005.                                                                    89,873         97,779


         Note payable to former franchisee in connection with the acquisition of former franchise operation. Note is uncollateralized,
         non-interest-bearing and is payable in 24 equal monthly installments of
         $1,221 through November 1997.                                                           12,205         20,749

         M.D. Strategic L.P. due and payable August 31, 1996, with total
         interest of  $14,000 of which $10,500 is in prepaid assets.                                ---        300,000

         Note payable to unrelated party is in connection with the acquisition
         Of former franchise operation. $100,000 due in October, 1995, and balance accruing interest at 9% and payable in equal monthly installments to September 1996 collateralized by all the assets of
         the Company.                                                                               ---         51,502

         Note payable to Mull Acres Investments, Inc. ("MAI").  On January 30,
         1997, the Company purchased the assets of Ultra Kustom Cycles and
         Ultra Kustom Parts from MAI for the amount of $2,700,000.  This amount is payable on March 31, 1998 with an interest rate of 2.7037%. Interest is payable in twelve monthly installments of $6,083.  The discounted
         value is $2,545,123.                                                                 2,700,000

         Notes payable.  On January 30, 1997, the Company issued notes payable amounting to $2,210,000 to raise funds for the purchase of Ultra Kustom
         Cycles and Ultra Kustoms Parts and to fund the opening of a Bikers Dream
         Superstore. These notes are payable on January 30, 1998 with an interest
         rate of 12% per annum.                                                               2,210,000


                                                                                              ---------         -------
         Sub Total                                                                            5,012,078        470,030

         Less, Current portion                                                               (2,230,238)      (373,102)
                                                                                             ----------       ---------
         Notes payable, long-term portion                                                    $2,781,840       $ 96,928
                                                                                             ==========       =========



Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 and 1996


8.       Preferred Stock

         In July, 1996, the Company sold 7 units (each unit consisting of one share of preferred stock and the right to receive 70,000 shares of common stock) for a price of $175,000 per unit, for a total consideration of $1,102,500, net of offering costs. Each share of convertible Preferred stock pays annual dividends of 10% payable in shares of common stock of the Company. Each share of preferred stock is convertible at the option of the holder, after the effective date of a registration statement relating to the underlying common stock, into 70,000 shares of the Company's common stock at a conversion rate of $2.50 per share. If at the time of conversion 75% of the current bid price is less than $3.50 per share, the holder will receive a greater number of shares, but in no case will the conversion rate be less than $1.50 per share. In addition, the Company may call for the conversion of the preferred stock if the average closing price of the Company's common stock is $5.00 per share for ten consecutive trading days or any time after the third anniversary of the private placement. Preferred shareholders have preferences on liquidation over common shareholders.

         The holder of each unit was entitled to receive 50,000 warrants at an exercise price of $3.15 per share or lower if the Board of Directors deems appropriate, six months after the issuance of the preferred stock, unless the holder converted the preferred shares prior to the end of such six month period. None of the preferred shareholders elected to convert their preferred shares within six months after the date of issuance, and none of such preferred shareholders had been converted as of June 30, 1997. The warrants expire three years after issuance. In addition, warrants are callable if the Company's common stock closes at $5.00 per share for ten consecutive trading days after registration of the Preferred stock. As of June 30, 1997, none of the warrants have been exercised.


         In 1996, the Company declared dividends of Common stock valued at $61,000.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 And 1996


9.       Related Party Transactions:

         During 1996 and 1995, the Company incurred $133,689 and $219,045, respectively, in legal fees and/or consulting fees from a law firm of which Rowland W. Day, II, who until June 20, 1997 was a member of the Board of Directors and Co-Chief Executive Officer of the Company, is a partner.

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

         The Company has granted options to Company officers, in connection with employment agreements, to purchase 100,000 shares and 350,000 shares of common stock at a per share exercise price of $1.50 and $2.50, respectively. The options vest over a five-year period commencing in March 1995 and September 1995, respectively. The options expire 10 years following the date of the option grant. .


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 And 1996



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

         On April 6, 1995, the Company entered into a consulting agreement with Meyer Duffy & Associates, Inc. ("Meyer Duffy") for management consulting, financial advisory and investment banking services to be rendered to the Company for six months in consideration of a monthly fee of 2,500 shares of the Company's common stock, plus travel expenses, if incurred. This agreement was effective through September 1995, and the 15,000 shares were issued in December 1995 at $2 per share. Donald Duffy, a member of the Board of Directors and Chief Executive Officer of the Company, is a principal of Meyer Duffy.

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

         On October 1, 1995, the Company entered into a consulting agreement with Meyer Duffy, which was amended on November 1, 1995, whereby Meyer Duffy & Associates was retained to provide consulting, financial advisory and investment banking services for a ten-month term commencing October 1, 1995. The agreement provided for the payment of $5,000 per month to Meyer Duffy. The agreement was not renewed upon expiration.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             June 30, 1997 And 1996


9.       Related Party Transactions, Continued:

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

                             June 30, 1997 And 1996



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

         In September 1996, the Company granted 200,000 stock options to both Rowland W. Day II and Donald J. Duffy at an exercise price of $1.05, vesting immediately, with piggyback registration rights and exercisable over two years.

         In January 1997, the Company received $350,000 from MD Strategic, L.P. and $400,000 from PVII, partnerships of which Donald Duffy is a principal. These investments are in the form of 12% promissory notes.


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


                                                           For the Quarter Ended
                                                               June 30, 1997
                                                         -------------------------
                                                           1997            1996
                                                         ----------     ----------

                 Net Revenue                             $4,469,249     $2,865,500

                 Cost of Goods Sold                       3,732,209      2,275,328

                 Gross Profit                               736,940        590,172

                 Other (Income) and Expenses
                    Selling, general and
                    administrative expenses               1,709,332      1,355,272
                    Depreciation and Amortization           102,803         58,220
                    Interest (income) expense               162,222         38,405
                    Franchise income                              0        (28,205)
                    Other expense (income)                   14,036        156,034
                                                         ----------     ----------
                                Total                     1,988,393      1,579,726


                 Income (loss) Before
                 provision For Income Taxes              (1,251,453)      (989,554)

                 (Provision) For Taxes                            0              0
                                                         ----------     ----------
                 Net Income (loss)                      $(1,251,453)    $ (989,554)
                                                         ==========     ==========


Continued

COMPARISON OF FIRST QUARTER ENDED JUNE 30, 1997 AND 1996:

Net revenue for the second quarter ended June 30,1997 was $4,469,249 an increase of $1.6 million or 56% from the same period in 1996. The store operations generated gross revenue of $2.8 million. Manufacturing operations generated gross revenue and net revenue of $2.6 million and $1.7 million respectively. The difference between gross revenue and net revenue from manufacturing operations is due to inter-company sales elimination which occurs when manufacturing sells motorcycles to company-owned stores.

The increase in net revenue is due to the additional revenue from Ultra, which was not owned by the Company in 1996, and an increase in store sales as the Company opened a new Superstore in San Diego, CA in the first quarter of 1997, offset by the loss of sales from the sale of the Clearwater, FL Superstore in the third quarter of 1996, and the closing of the Thousand Oaks Superstore in the second quarter of 1996.

Total gross profit for the quarter ended June 30, 1997, was $736,940, an increase of $146,768, or 25%, from the same period in 1996. The improvement is mainly due to the additional gross profit generated by the Superstores. Manufacturing operations generated negative gross profit of $239,943. The losses were due to inefficiencies in cost of materials, higher than anticipated labor costs as the Company expanded production, and higher than expected warranty repair costs.

Selling, general and administrative expenses were $1,709,332. For the quarter ended June 30, 1997, an increase of $354,060, or 26%. The increase is mainly due to the selling, general and administrative costs of manufacturing operations, which were not a part of the Company in 1996.

Depreciation and amortization increased 77% to $102,403 in the quarter ended June 30, 1997, from the prior year quarter. The increase was due to the inclusion of depreciation and amortization from the manufacturing operations, which were not a part of the Company in the prior year quarter. Interest expense increased $124,217, or 322%, to $162,622 for the quarter ended June 30, 1997, from the prior year quarter. The increase in interest expense was primarily due to the interest expense associated with the note offering and acquisition debt related to the acquisition of manufacturing operations.


Continued

The Company experienced no franchise income as franchise operations were suspended in 1996. Other expenses decreased to $14,036 in the quarter ended June 30, 1997, from $156,034.

There was no provision for income taxes in this quarter. The Company decided to fully reserve for the Deferred Tax Asset primarily related to its net operating loss carry forwards. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

The net loss for the quarter ended June 30, 1997 was $1,251,453 as compared to a loss of $989,554 in the same period in 1996. The increase was primarily due to losses generated by the manufacturing operations.


Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied substantially on equity capital and bridge loan financing to meet its operating and growth needs.

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

In January 1997 the Company issued $2,210,000 in the form of 12% promissory notes maturing January, 1998. These funds were used primarily for the acquisition of Ultra Kustom Cycles and working capital.

During June 1997, Mull Acres converted $1,370,000 of a $2,700,000 Senior Subordinated Note dated January 30, 1997 into equity.

In July 1997, the Company issued $2,710,000 in the form of 9.75% promissory notes due 90 days after the date after the note was signed unless earlier converted into shares of preferred stock. These funds will primarily be used for additional motorcycle manufacturing and working capital needs.

In order to continue to meet its operating needs and expand the manufacturing and retail lines of its business, the Company will be seeking additional funding from a number of sources including private placement of debt and equity. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

Part II


Item 1.  Legal Proceedings

         1. A trial date of October 21, 1997 has been set in the previously disclosed Harley-Davidson litigation, and discovery is continuing.

         2. The previously disclosed Simon and Quan lawsuits have been settled.

         3. On June 18, 1997, the Company was served as a co-defendant in a claim filed on March 12, 1997 in Superior Court of the State of California for the County of Orange by Frank Pierce Jones. The complaint names several co-defendants, including Mull Acres Investments, Inc. ("MAI"), and seeks to recover from these several entities a $300,000 judgement previously obtained by the plaintiff from Tiffany Coachworks, Inc. ("TCI"). Plaintiff has sued the Company on the theory that the Company is a successor to TCI, insofar as the Company purchased the Ultra Kustom Cycles and Ultra Kustom Parts business from MAI, which is allegedly an affiliate of TCI. The Company has obtained demurrers to several of plaintiff's causes of action, and intends to defend itself vigorously against this claim. The Company also believes it is entitled to indemnification from MAI.

Item 5.  Other Events

         1. Effective June 30, 1997 MAI agreed, subject to certain conditions to (a) cancel $1,370,000 of the Company's Senior Secured Promissory Note dated January 30, 1997, held by MAI, in the amount of $2,700,000 (the "Note") in consideration of payment of the exercise price of options to purchase 1,370,000 shares of the Company's common stock, pursuant to the option agreement dated September 13, 1996, as amended, at a reduced exercise price of $1.00 per share and (b) to convert an additional $1,330,000 of the note into preferred stock at a conversion price of $1.00 per share, of which $730,000 will be held in escrow pending the outcome of the Harley-Davidson litigation.

         2. Rowland W. Day II resigned his position as co-chairman and co-chief executive to pursue other interests. This resignation was effective June 20, 1997.

         3. The Company named Terence Quinn and John Russell directors, effective June 19, 1997. Terence Quinn is a portfolio manager of Crestwood Capital Partners, L.P., an affiliate of Furman Selz, Inc.. John Russell owns a retail and wholesale fine arts business.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27 Financial Data Schedule

         (b) The Company filed a Form 8-K/A, Amendment No.1 to its Form 8-K Reports dated January 30, 1997, on April 15, 1997, amending the financial statements of Ultra Bikers, LLC for (a) the period from inception on September 19, 1996 to December 31, 1996 and (b) the year ended December 15, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 19, 1997
                                 BIKERS DREAM, INC.




                                       By: /s/ Donald J. Duffy
                                          --------------------------------------
                                       Donald J. Duffy, Chief Executive Officer
                                       and Chief Financial Officer