Form 10QSB/A
period 1997-06-30
BIKERS DREAM INC
filed 1997-11-14
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                 FORM 10-QSB/A

                                AMENDMENT NO. 1


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


As of June 30,1997, there were 8,804,680 shares of the Registrant's common stock outstanding.


Transitional Small Business Disclosure Format
Yes        No   X
   -------   ------

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 And 1996


                                                                                 (Unaudited)    (Unaudited)
                                                                                    1997           1996
                                                                                    ----           ----

                                                  A S S E T S:
Current assets:
Cash and cash equivalents                                                       $   279,336    $   490,322
Accounts receivable, net                                                            648,977        582,957
Inventories                                                                       3,165,769      1,663,567
Notes receivable - related party                                                    546,335
Prepaid expenses and other current assets                                           489,849         69,301
                                                                                 ----------     ----------

             Total current assets                                                 5,130,266      2,806,147


Property, equipment and capitalized leases, net                                   1,086,749      1,025,158
Goodwill                                                                          3,217,971
Deposits and other assets                                                            37,570         75,794
                                                                                 ----------     ----------

             Total assets                                                        $9,472,556     $3,907,099
                                                                                 ==========     ==========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                                 $1,339,421       $450,226
Other accrued expenses                                                            1,207,559        989,266
Current portion of long-term debt                                                    85,589         76,151
Current portion of notes payable                                                  3,625,238        373,102
Notes payable to shareholders                                                        36,000        171,500
                                                                                 ----------     ----------

             Total current liabilities                                            6,293,807      2,060,245


Deferred rent                                                                        68,097        119,098
Notes payable, less current portion                                               2,781,840         96,928
Long-term debt, less current portion                                                326,852        413,738
Note Payable to shareholder                                                          24,000
                                                                                 ----------     ----------

             Total liabilities                                                    9,494,596      2,690,009
                                                                                 ----------     ----------

Commitments and contingencies (Note 5)

Shareholders' equity:
     Preferred stock, no par value:
       10,000,000 shares authorized, 7 issued and outstanding                     1,102,500      1,102,500
     Common stock, no par value; 25,000,000 shares authorized
       at June 30, 1997; 8,804,680 and 6,170,911 issued
       and outstanding at June 30, 1997 and June 30, 1996                         7,736,167      4,212,718
     Accumulated deficit                                                         (8,860,707)    (4,098,128)
                                                                                 ----------     ----------

             Total shareholders' equity                                             (22,040)    (1,217,090)
                                                                                 ----------     ----------

             Total liabilities and shareholders' equity                          $9,472,556     $3,907,099
                                                                                 ==========     ==========




See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Quarters Ended June 30, 1997, and 1996



                                                      (Unaudited)       (Unaudited)
                                                         1997              1996
                                                         ----              ----

Revenues:
Product sales                                         $ 4,450,013       $2,783,711
Financing contracts                                        19,236           81,789
                                                      -----------       ----------

             Total revenues                             4,469,249        2,865,500

Cost of goods sold                                      4,089,219        2,275,328
                                                      -----------       ----------

             Gross profit                                 380,030          590,172
                                                      -----------       ----------
Expenses:
Selling, general and administrative expenses            1,709,332        1,355,272
Depreciation and amortization                             102,403           58,220
Interest expense                                          162,222           38,405
Franchise income                                                           (28,205)
Other expense                                              14,036          156,034
                                                      -----------       ----------

             Total expenses                             1,988,393        1,579,726
                                                      -----------       ----------
             Loss before (provision) for
               income taxes                            (1,608,363)        (989,554)

(Provision) for income taxes                                    0                0
                                                      -----------       ----------

             Net loss                                 $(1,608,363)      $ (989,554)
                                                      ===========       ==========

Net loss per share                                    $     (0.18)      $    (0.17)
                                                      ===========       ==========
Weighted average shares outstanding                     8,804,680        6,118,494
                                                      ===========       ==========



See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended June 30, 1997, And 1996


                                                                       (Unaudited)    (Unaudited)
                                                                          1997           1996
                                                                       ----------     ----------

Cash flows from operating activities:
Net loss                                                              $(2,276,515)    $(1,615,316)
                                                                      -----------     -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Deferred income taxes                                                          --            --
Loss from disposal of fixed assets                                             --         26,046
Store closure costs                                                                      125,000
Depreciation and amortization                                             160,246        102,966
Changes in assets and liabilities:
(Increase) in accounts receivable                                        (506,850)      (296,565)
(Increase) in inventories                                              (1,723,343)        (6,107)
Decrease (increase) in prepaid expenses and other
current assets                                                           (957,070)        61,794
Increase in accounts payable                                              898,489         15,801
Increase in other accrued expenses                                        178,655        233,600
                                                                      -----------     ----------

             Total adjustments                                         (1,949,873)       262,495
                                                                      ------------     ---------

             Net cash used in operating activities                     (4,226,388)    (1,352,821)
                                                                      -----------     ----------
Cash flows from investing activities:
Decrease in deposits                                                        8,062       105,357
Payments for purchases of fixed assets                                    488,846      (407,531)
Increase in deferred rent                                                    (560)       20,724
Investment - Joint Venture                                             (1,508,855)
Goodwill - Ultra Acquisition Corporation                                3,217,971
                                                                      -----------     ---------

             Net cash used in investing activities                     (2,205,464)     (281,450)
                                                                      -----------     ---------



See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                 For The Quarters Ended June 30, 1997, And 1996



                                                                          1997         1996
                                                                      ----------    ----------

Cash flows from financing activities:
Proceeds from short-term notes                                          6,217,042     $ 300,000
Proceeds from long-term debt                                               41,383       308,350
Principal payments made on long-term debt and
  capitalized leases                                                     (258,254)      (27,750)
Proceeds from issuance of common stock                                         --
Costs associated with issuance of common stock                                 --       (33,733)
Proceeds from issuance of preferred stock                                      --     1,225,000
Costs associated with issuance of preferred stock                              --      (122,500)
Proceeds from issuance of convertible notes payable                            --       450,500
Principal payments made on notes payable                                  (12,000)      (85,463)
Payments received on note receivable from stockholder
Preferred dividend accrual                                                (71,208)
                                                                       ----------    ----------

             Net cash provided by financing activities                  6,463,297     1,988,857
                                                                       ----------    ----------

             Net increase in cash and cash equivalents                     31,445       354,586

Cash and cash equivalents, beginning of period                            247,891       135,736
                                                                       ----------    ----------

Cash and cash equivalents, end of period                              $   279,336    $  490,322
                                                                        ==========    ==========




See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997, And 1996


1.      Basis of Presentation


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


         In September 1996, the Company formed a joint venture with Mull Acres, Investments Inc. ("MAI"), whose Ultra Kustom Cycles division of Riverside, California was a manufacturer of custom V-twin motorcycles and show-bikes. The joint venture was formed to act as the exclusive distributor of Ultra Cycles in Southern California, Sacramento, California, and Dallas Texas.


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


Continued

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                            June 30, 1997, And 1996

2.       Company Operations And Liquidity, Continued:


         The Company has two lines of business: motorcycle manufacturing and operating four retail outlets known as Bikers Dream Superstores ("Superstores"), selling motorcycles manufactured by the Company, as well as other new and used motorcycles, complemented by a full range of aftermarket parts, accessories and services.


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


         The Company's consolidated financial statements for the three months ended June 30,1997, have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $989,554 for the quarter ended June 30, 1996 and a net loss of $1,608,363 for the three months ended June 30, 1997. As of June 30, 1997 the Company had an accumulated deficit of $8,680,707.



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

11.      Recently Issued Accounting Standard:


         The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards No. 123 (FAS 123) entitled "Accounting for Stock-Based Compensation." Since adoption of FAS 123 in fiscal 1996, the Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and will provide disclosure with respect to the fair value of the Company's options. The Company has not yet determined the impact of this disclosure on its financial statements.


Continued

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS

The following table sets forth for the period indicated the unaudited income and expense items.


                                                           For the Quarter Ended
                                                               June 30, 1997
                                                         -------------------------
                                                           1997            1996
                                                         ----------     ----------

                 Net Revenue                             $4,469,249     $2,865,500

                 Cost of Goods Sold                       4,089,219      2,275,328

                 Gross Profit                               380,030        590,172

                 Other (Income) and Expenses
                    Selling, general and
                    administrative expenses               1,709,332      1,355,272
                    Depreciation and Amortization           102,803         58,220
                    Interest (income) expense               162,222         38,405
                    Franchise income                              0        (28,205)
                    Other expense (income)                   14,036        156,034
                                                         ----------     ----------
                                Total                     1,988,393      1,579,726


                 Income (loss) Before
                 provision For Income Taxes              (1,608,363)      (989,554)

                 (Provision) For Taxes                            0              0
                                                         ----------     ----------
                 Net Income (loss)                      $(1,608,363)    $ (989,554)
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


Total gross profit for the quarter ended June 30, 1997, was $380,030, a decrease of $210,142, or 36% from the same period in 1996. The decrease in gross profit is primarily due to negative gross profit at motorcycle manufacturing offset by an increase in gross profit from store operation. Manufacturing generated a negative gross profit of $239,943. The losses were due to inefficiencies in cost of materials, higher than anticipated labor costs as the Company expanded production, and higher than expected warranty costs. The increase in gross profit from store operations is primarily due to the opening of a new superstore in San Diego in the first quarter of 1997.



Selling, general and administrative expenses were $1,709,332 for the quarter ended June 30, 1997, an increase of $354,060, or 26%. The increase is mainly due to the selling, general and administrative costs of manufacturing operations, which were not a part of the Company in 1996.



Depreciation and amortization increased 77% to $102,403 in the quarter ended June 30, 1997, from the prior year quarter. The increase was due to the inclusion of depreciation and amortization from the manufacturing operations, which were not a part of the Company in the prior year quarter. Interest expense increased $124,217, or 322%, to $162,622 for the quarter ended June 30, 1997, from the prior year quarter. The increase in interest expense was primarily due to the interest expense associated with the note offering and debt related to the acquisition of manufacturing operations.



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


The net loss for the quarter ended June 30, 1997 was $1,608,363 as compared to a loss of $989,554 in the same period in 1996. The increase was primarily due to losses incurred from motorcycle manufacturing.



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


In January 1997 the Company issued $2,210,000 in the form of 12% promissory notes maturing January 1998. These funds were used primarily for the acquisition of Ultra Kustom Cycles and working capital.


During June 1997, Mull Acres converted $1,370,000 of a $2,700,000 Senior Subordinated Note dated January 30, 1997 into equity.


In July 1997, the Company issued $2,710,000 in the form of 9.75% promissory notes due 90 days after the date after the note was signed unless earlier converted into shares of preferred stock. These funds will primarily be used to fund working capital requirements.


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


         3. The Company named Terence Quinn and John Russell directors, effective June 19, 1997. Terence Quinn is a portfolio manager of Crestwood Capital Partners, L.P., an affiliate of Furman Selz, Inc. John Russell owns a retail and wholesale fine arts business.



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




Dated: November 14, 1997

                                 BIKERS DREAM, INC.





                                       By: /s/ Herm Rosenman
                                          --------------------------------------
                                       Herm Rosenman, Chief Executive Officer
                                       and Chief Financial Officer