Form 10QSB
period 1997-09-30
BIKERS DREAM INC
filed 1997-11-14
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1997

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

Yes [X]   No [ ]

As of September 30,1997, there were 10,705,154 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format
Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 And 1996


                                                                    (Unaudited)    (Unaudited)
                                                                       1997           1996
                                                                    ----------     ----------
                                  A S S E T S:
Current assets:
Cash and cash equivalents                                          $    99,287    $ 1,228,208
Accounts receivable, net                                               677,072        445,874
Inventories                                                          4,627,187      1,527,338
Prepaid expenses and other current assets                               95,746        109,293
                                                                    ----------     ----------

             Total current assets                                    5,499,292      3,310,713


Property, equipment and capitalized leases, net                      1,448,237        844,636
Goodwill                                                             3,284,439             --
Deposits and other assets                                                   --      1,000,000
                                                                    ----------     ----------

             Total assets                                          $10,277,758    $ 5,193,103
                                                                    ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                   $   713,918    $   525,332
Other accrued expenses                                               1,511,503        873,191
Current portion of long-term debt capital leases                        87,703        109,633
Current portion of notes payable                                        10,693        104,621
Notes payable to shareholders                                           36,000         96,000
                                                                    ----------     ----------

             Total current liabilities                               2,844,192      1,708,777


Deferred rent                                                           66,504         70,655
Notes payable, less current portion                                     79,691         91,422
Long-term debt and capital leases, less current portion                304,084        393,150
Note Payable to shareholder                                             12,000             --
                                                                    ----------     ----------

             Total liabilities                                       3,306,471      2,264,004
                                                                    ----------     ----------

Commitments and contingencies (Note 5)

Shareholders' equity:
     Preferred stock, no par value:
       10,000,000 shares authorized, 6,481,388 issued and
       outstanding at September 30, 1997                             7,128,885      1,102,500
     Common stock, no par value; 25,000,000 shares authorized
       at September 30, 1997; 10,705,154 and 8,350,031 issued
       and outstanding at September 30, 1997 and
       September 30, 1996                                            9,561,167      6,870,624
     Accumulated deficit                                            (9,718,765)    (5,044,025)
                                                                    ----------     ----------

             Total shareholders' equity                              6,971,287     (2,929,099)
                                                                    ----------     ----------

             Total liabilities and shareholders' equity            $10,277,758    $ 5,193,103
                                                                    ==========     ==========


See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
       For The Quarters and Nine Months Ended September 30, 1997 and 1996
                        (in thousands except per share)

                                           Three months ended     Nine months ended
                                             September 30,          September 30,
                                          -------------------     -----------------
                                          1997           1996     1997         1996
                                          ------       ------     ------     ------
Revenues:
Product sales                            $ 4,493      $ 1,776    $12,123    $ 7,329
Financing contracts                           25           42         44        202
                                          ------       ------     ------     ------

             Total revenues                4,518        1,818     12,167      7,531

Cost of goods sold                         3,701        1,432     10,280      5,896
                                          ------       ------     ------     ------

             Gross profit                    817          386      1,887      1,635
                                          ------       ------     ------     ------
Expenses:
Selling, general and administrative
     expenses                              1,179        1,091      4,070      3,653
Depreciation and amortization                 91           47        251        144
Interest expense                             245           58        517        139
Franchise income                              --           (8)        --        (40)
Other expense                                160          144        184        300
                                          ------       ------     ------     ------

             Total expenses                1,675        1,332      5,022      4,196
                                          ------       ------     ------     ------
             Loss before (provision)
             for income taxes               (858)        (946)    (3,135)    (2,561)

(Provision) for income taxes                  --           --         --         --
                                          ------       ------     ------     ------

             Net loss                     $ (858)     $  (946)   $(3,135)   $(2,561)
                                          ======       ======     ======     ======

Net loss per share                       $ (0.08)     $ (0.14)    $(0.33)   $ (0.41)
                                          ======       ======     ======     ======
Weighted average shares outstanding       10,705        6,787      9,420      6,174
                                          ======       ======     ======     ======


See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                       Nine months ended September 30,
                                                                       --------------------------------
                                                                           1997                1996
                                                                       ------------        ------------
Cash flows from operating activities:
Net loss                                                                  $ (3,135)           $ (2,561)
                                                                          --------            --------

Adjustments to reconcile net loss to net cash provided by operating activities:

Loss from disposal of fixed assets                                              --                  26
Store closure costs                                                             --                 135
Depreciation and amortization                                                  251                 153
Past services compensated by Company common stock                               --                 152
Changes in assets and liabilities:
(Increase) in accounts receivable                                             (535)               (159)
(Increase) in inventories                                                   (3,185)               (336)
Decrease (increase) in prepaid expenses and other
  current assets                                                               (16)                 22
Increase in accounts payable                                                   273                 226
Increase in other accrued expenses                                             493                 138
                                                                          --------            --------

             Total adjustments                                              (2,719)                357
                                                                          --------            --------

             Net cash used in operating activities                          (5,854)             (2,204)
                                                                          --------            --------
Cash flows from investing activities:
Decrease (increase) in deposits                                                (16)                143
Payments for purchases of fixed assets                                        (511)               (424)
Increase (decrease) in deferred rent                                            (1)                 16
Investment - Joint Venture                                                   1,509              (1,000)
Goodwill - Ultra Acquisition Corporation                                    (3,715)                 --
                                                                          --------            ---------

             Net cash used in investing activities                          (2,734)             (1,265)
                                                                          --------            ---------



See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                           1997                1996
                                                                       ------------        -----------
Cash flows from financing activities:
Proceeds from short-term notes                                            $   8,589           $    570
Proceeds from long-term debt                                                     --                308
Principal payments made on long-term debt and
  capitalized leases                                                            (61)               (46)
Proceeds from issuance of common stock                                        2,292              2,567
Costs associated with issuance of common stock                                   --               (161)
Proceeds from issuance of preferred stock                                     6,302              1,225
Costs associated with issuance of preferred stock                                --               (123)
Proceeds from issuance of convertible notes payable                          (8,637)               451
Principal payments made on notes payable                                        (36)              (129)
Payments on notes payable to shareholders                                        --               (101)
Preferred dividend accrual                                                      (10)                --
                                                                          ---------           --------

             Net cash provided by financing activities                        8,439              4,561
                                                                          ---------           --------

             Net (decrease) increase in cash and cash equivalents              (149)             1,092

Cash and cash equivalents, beginning of period                                  248                136
                                                                          ---------           --------

Cash and cash equivalents, end of period                                  $      99           $  1,228
                                                                          =========           ========



See the accompanying notes to these consolidated financial statements.

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996

1.      Basis of Presentation:

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. The results of operations for the three months and nine months ended September 30,1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the respective quarters.

2.      Company Operations:

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

                           September 30, 1997 and 1996

2.       Company Operations, Continued:

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

         The Company's consolidated financial statements for the three months ended September 30, 1997, have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1.2 million for the quarter ended September 30,1997 and a net loss of $.9 million for the three months ended September 30, 1996. As of September 30, 1997, the Company had an accumulated deficit of $9.7 million

         Principles Of Consolidation:

         The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries, including the accounts of Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc., Bikers Dream Eagle Enterprises, Inc., and Ultra Acquisition Corporation. All significant intra-company accounts and transactions are eliminated in consolidation.



Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                           September 30, 1997 and 1996


 3.       Summary of Significant Accounting Policies:

          Net Loss Per Common Share:

          The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted are the same. Net loss per common share was determined by dividing net loss by the weighted average shares outstanding in each period.

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards no. 128 (SFAS No. 128), "Earning Per Share", which is effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. The Company has not yet determined the effect of adopting SFAS No. 128.


          Property, Equipment and Capital Leases:

          Property, equipment and capitalized leases are recorded at cost with depreciation and amortization provided using the straight-line method over the estimated useful lives of the assets which range from three to ten years or the term of the lease, whichever is lesser. The expense of asset repair and maintenance is recognized as it is incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts, and any gain or loss on such disposition is reflected in operations.




4.       Property, Equipment And Capitalized Leases:

         Property and equipment consists of the following:

                                                              Estimated         September 30,
                                                                                -------------
                                                             Useful Lives           1997
                                                             ------------        ----------
             Furniture and fixtures                          7 years             $  147,505
             Leasehold improvements                          7 years                247,325
             Equipment                                       5-7 years              262,220
             Computers                                       5 years                210,150
             Autos and trucks                                3-10 years             581,036
                                                                                 ----------
                                                                                  1,448,237
             Less, Accumulated depreciation and amortization                       (360,607)
                                                                                 ----------
                                                                                 $1,087,630
                                                                                 ==========

         The Company leases certain computer equipment under agreements which are classified as capital leases. These leases have original terms of two to five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at September 30, 1997 and 1996 are as follows:

                                                   1997          1996
                                                -----------   -----------

            Computers                           $  132,723    $  132,723
            Less, Accumulated amortization         (82,509)      (24,403)
                                                ----------    ----------
                                                  $ 50,214    $  108,320
                                                ==========    ==========

                        BIKERS DREAM, INC. & SUBSIDIARIES

                           September 30, 1996 and 1997


 5.      Commitments And Contingencies:

         Leases:

         The Company leases all of its operating facilities located in Santa Ana, California, Sacramento, California, San Diego, California, Riverside, California, and Dallas, Texas.

         Litigation:

         The Company is involved in litigation arising from the sale of one franchise, trademark infringements and related claims by Harley-Davidson, a claim based on a judgement against MAI, and claims arising in the ordinary course of business. Although the final outcome of these legal matters cannot be determined, management has estimated the Company's loss and accrued for such amount, with the exception of the claim against MAI, in the September 30, 1997 financial statements. The final resolution of these matters could have a material adverse effect on the financial position and results of operations of the Company.


 9.      Related Party Transactions:

         In January 1997, the Company issued $2,210,000, 12% promissory notes maturing January 1998. Several investment partnerships of which Donald Duffy, Chairman and the then Co-CEO of the Company, is a 10% general partner purchased a total of $750,000 of such promissory notes. In September 1997, such promissory notes plus accrued interest were converted into 806,749 shares of Series B preferred stock.

         In July 1997, the Company issued $2,710,000, 9.75% promissory notes. Several investment partnerships of which Donald Duffy, Chairman and the then Co-CEO of the Company, is a 10% general partner purchased a total of $730,000 of such promissory notes. In September 1997, such promissory notes plus accrued interest were converted into 752,991 shares of Series B preferred stock.

11.      Recently Issued Accounting Standard:

         The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards No. 123 (FAS 123) entitled "Accounting for Stock-Based Compensation." Since adoption of FAS 123 in fiscal 1996, the Company has continued to account for stock-based compensation in accordance with Accounting Principles Board opinion No. 25 and will provide disclosure with respect to the fair value of the Company's options. The Company has not yet determined the impact of this disclosure on its financial statements.

                        BIKERS DREAM, INC. & SUBSIDIARIES

                           September 30, 1997 and 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

Comparison of the three months period ended September 30, 1997 and 1996:

Net revenue increased 148% to $4,517,598 for the three months ended September 30, 1997 from $1,818,193 for the same period of the prior fiscal year. Store operations gross revenue increased 48% to $2,697,629 for the three months ended September 30, 1997 from $1,818,193 for the same period of the prior fiscal year. Store operations revenue growth was primarily due to the opening of a new Superstore in San Diego in the first quarter of 1997 and increased revenue from existing stores. Motorcycle manufacturing revenue reached $2,857,114 for the three months ended September 30, 1997. Intra-company revenue elimination totaled ($1,037,145) for the three months ended September 30, 1997. Intra-company revenue elimination occurs when motorcycle manufacturing sells motorcycles to Company-owned stores.

Gross profit increased 111% to $816,740 for the three months ended September 30, 1997 from $386,609 for the same period in the prior fiscal year. The increase in gross profit is primarily due to gross profit generated from motorcycle manufacturing and the San Diego superstore, which were not operating in the prior year period, and increased gross profit from existing stores.

Selling, general and administrative expenses increased 8% to $1,178,802 for the three months ended September 30, 1997, from $1,091,166 for the same period of the prior fiscal year. The increase over the prior year comparable amounts was principally the result of the selling, general and administrative expenses of motorcycle manufacturing which the Company did not operate in the prior year period.

Depreciation and amortization increased 91% to $90,597 for the three months ended September 30, 1997, from $47,355 for the same period of the prior fiscal year. The increase over the prior year comparable amounts was principally the result of the depreciation and amortization of motorcycle manufacturing.

Interest expense increased 325% to $245,398 for the three months ended September 30, 1997 from $57,681 for the same period of the prior fiscal year. The increase over the prior year comparable amounts was primarily the result of the issuance of promissory notes in January and June of 1997 and the debt incurred related to the acquisition of motorcycle manufacturing assets in January 1997.

The Company recognized no franchise income for the three months ended September 30, 1997 as franchising was suspended in 1996. Franchise income for the prior year period was $7,987. Other expenses increased to $160,000 for the three months ended September 30, 1997, from $144,290 for the same period of the prior fiscal year. The increase in other expenses is primarily related to a non-recurring charge of $150,000 relating to the termination of an agreement with a contract manufacturer.


Continued

There was no provision for income taxes for the three months ended September 30, 1997. The Company has decided to fully reserve for the deferred tax asset primarily related to its net operating loss carry-forwards. The Company's management has concluded that based upon its assessment of all available evidence, the future benefit of this asset cannot be accurately projected at this time.

Net losses decreased 9% to ($858,058) for the three months ended September 30, 1997 from ($945,896) for the same period of the prior fiscal year.

Comparison of the nine months period ended September 30, 1997 and 1996:

Net revenue increased 62% to $12,166,515 for the nine months ended September 30, 1997 from $7,530,591 for the same period of the prior fiscal year. Store operations gross revenue increased 4% to $7,830,781 for the nine months ended September 30, 1997 from $7,530,591 for the same period of the prior fiscal year. Store operations gross revenue growth was primarily due to the opening of a new Superstore in San Diego, California in the first quarter of 1997 and increased revenue from existing superstores offset by the lost sales from the closing of a superstore in Thousand Oaks, California and the sale of a superstore in Clearwater, Florida. Motorcycle manufacturing revenue reached $4,335,734 for the nine months ended September 30, 1997. Intra-company revenue elimination totaled ($3,025,711) for the nine moths ended September 30, 1997. Intra-company revenue elimination occurs when motorcycle manufacturing sells motorcycles to Company-owned stores.

Gross profit increased 15% to $1,887,011 for the nine months ended September 30, 1997 from $1,634,930 for the same period of the prior fiscal year. The increase in gross profit is primarily due to gross profit generated from motorcycle manufacturing and the San Diego superstore, which were not operating in the prior year period, and increased gross profit from existing stores.


Selling, general and administrative expenses increased 11% to $4,070,265 for the nine months ended September 30, 1997, from $3,653,353 for the same period of the prior fiscal year. The increase over the prior year comparable amounts was principally the result of the selling, general and administrative expenses of motorcycle manufacturing, which the Company did not operate in the prior year period.

Depreciation and amortization increased 75% to $250,843 for the nine months ended September 30, 1997, from $143,675 for the same period of the prior fiscal year. The increase over the prior year comparable amounts was principally the result of the depreciation and amortization of motorcycle manufacturing.

Interest expense increased 272% to $517,065 for the nine months ended September 30, 1997 from $139,081 for the same period of the prior fiscal year. The increase over the prior year comparable amounts was primarily the result of the issuance of notes in January and June of 1997 and the debt incurred related to the acquisition of motorcycle manufacturing assets in January 1997.

The Company recognized no franchise income for the nine months ended September 30, 1997 as franchising was suspended in 1996. Franchise income for the prior year period was $40,289. Other expenses decreased to $183,410 for the nine months ended September 30, 1997, from $300,323 for the same period of the prior fiscal year.

There was no provision for income taxes for the nine months ended September 30, 1997. The Company has decided to fully reserve for the deferred tax asset primarily related to its net operating loss carry-forwards. The Company's management has concluded that based upon its assessment of all available evidence, the future benefit of this asset cannot be accurately projected at this time.

Net losses increased 22% to ($3,134,573) for the nine months ended September 30, 1997 from ($2,561,213) for the same period of the prior fiscal year.


Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied substantially on equity capital and debt financing to meet its operating and growth needs. Net cash used in operations for the nine months ended September 30, 1997, was $5.9 million. Cash used in operations was primarily utilized to fund operating costs of motorcycle manufacturing as the Company expanded production capacity, fund the opening of a new superstore in San Diego, California, and fund other working capital requirements.

Issuance of Notes:

In January 1997, the Company issued $2,210,000, 12% promissory notes maturing January 1998. The proceeds from tea notes were used primarily for the acquisition of the motorcycle manufacturing assets of Ultra Kustom Cycles and working capital requirements.

In January 1997, the Company issued a $2,700,000 senior secured promissory note to Mull Acres Investments, Inc. ("MAI") as partial consideration for the purchase of the motorcycle manufacturing assets of Ultra Kustom Cycles.

In July 1997 the Company issued $2,710,000, 9.75% promissory notes. The notes were due ninety days after issuance unless earlier converted into preferred stock. The proceeds from the notes were used primarily to fund working capital requirements.

Exercise of Options and Warrants:

In June 1997, Mull Acres Investments, Inc. exercised 1,370,000 common stock options at $1.00 per share by reducing the principal amount of a $2,700,000 senior subordinated note dated January 31, 1997, by $1,370,000.

In January 1997, the Company issued $2,210,000, 12% promissory notes maturing January 1998. In connection with the issuance of the promissory notes, the Company issued 1,105,000 warrants ("C warrants"). Each warrant gives the holder the right to purchase one share of the Company's common stock at $1.00 per share. In July 1997, the Company issued $2,710,000, 9.75% promissory notes. In connection with the issuance of the promissory notes, the Company issued 1,367,501 warrants ("E warrants"). Each warrant gives the holder the right to purchase one share of the Company's common stock at a price of $1.00 per share. In September 1997, holders of certain C warrants exercised 625,000 warrants to purchase 625,000 shares of the Company's common stock for $484,375.

In October 1997, holders of certain options exercised 1,080,000 options to purchase 1,080,000 shares of the Company's common stock for $864,000.

In order to meet its operating needs and expand motorcycle manufacturing and retail stores, the Company is seeking additional funding from a number of sources including the private placement of debt and equity. There can be no assurance that such financing will be available to the Company, or if such financing is available to the Company, that it will be on terms acceptable to the Company.



Continued

STOCKHOLDERS EQUITY

Conversion of Notes:

In September 1997, certain holders of an aggregate of $1.3 million principal 2% notes, an aggregate of $2.7 million principal amount of 9.75% notes and an aggregate of $2.2 million principal amount 12% notes (the "Notes") converted such Notes, including accrued interest, into 6.4 million shares of the Company's Series B preferred stock.

The Company has authorized the issuance of up to 8,000,000 shares of such Series B preferred stock, no par value per share. The shares of Series B preferred stock may be redeemed by the Company at a redemption price of $1.125 per share plus all accumulated and unpaid dividends, commencing one year after the date of issuance. Dividends accrue on each share of Series B preferred stock at an annual rate of $0.0975 per share, commencing fifteen months after the date of issuance. Holders of shares of Series B preferred stock are entitled to vote the number of shares of common stock to be issued upon the conversion of the Series B stock at the time the shares are voted, and are entitled to vote with the common stock except where otherwise required.

The shares of Series B preferred stock are convertible at the option of the holder at any time after the first anniversary of issuance and will be automatically converted by the Company in the event that the closing price of the common stock has equaled or exceeded $3.00 for any period of ten consecutive trading days following January 1, 1998. The preferred stock converts into common shares at $1.00 per share.

Exercise of Options and Warrants:

In June 1997, Mull Acres Investments, Inc. ("MAI") exercised 1,370,000 common stock options at $1.00 Per share by reducing the principal amount of a $2,700,000 senior subordinated note dated January 31, 1997, by $1,370,000. The $1,330,000 outstanding balance of the senior subordinated note was subsequently converted into 1,330,000 share of series B preferred stock in September 1997.

In September 1997 holders of certain C warrants exercised 625,000 warrants to purchase 625,000 shares of the Company's common stock $484,375.

Part II


Item 1.  Legal Proceedings

             1. A revised trial date of January 20, 1998 has been set in the previously disclosed Harley-Davidson litigation, and discovery is continuing.

             2. An arbitration date of December 16, 1997 has been set in the previously disclosed Bogert v. Bikers Dream, Inc.
                 franchise litigation.

Item 2.  Changes in Securities

             1. The rights of the holders of the Company's common stock have been qualified to the extent that the Company has authorized the issuance of up to 8,000,000 shares of such Series B preferred stock, no par value per share. The shares of Series B preferred stock may be redeemed by the Company at a redemption price of $1.125 per share plus all accumulated and unpaid dividends, commencing one year after the date of issuance. Dividends accrue on each share of Series B preferred stock at an annual rate of $0.0975 per share, commencing fifteen months after the date of issuance. Holders of shares of Series B preferred stock are entitled to vote the number of shares of common stock to be issued upon the conversion of the Series B stock at the time the shares are voted, and are entitled to vote with the common stock except where otherwise required.

                 The shares of Series B preferred stock are convertible at the option of the holder at any time after the first anniversary of issuance and will be automatically converted by the Company in the event that the closing price of the common stock has equaled or exceeded $3.00 for any period of ten consecutive trading days following January 1, 1998. The preferred stock converts into common shares at $1.00 per share.

             2. In June 1997, the Company issued 1,370,000 common shares to Mull acres Investments, Inc. ("MAI") in exchange for a $1,370,000 reduction in a $2,700,000 senior subordinated note. In September of 1997, the Company issued 1,330,000 shares of Series B preferred stock in consideration for the remaining balance of the senior subordinated note. The Series B preferred is convertible as described in Paragraph 1 above.

                 In September 1997, the Company issued 625,000 shares of the Company's common stock upon the exercise of certain Series C warrants.

                 The issuance of all such securities was exempt from registration under the Securities Act of 1933 pursuant to
                 Section 4(2) thereof and Regulation D promulgated thereunder.

Item 5.  Other Events

             1. Effective June 30, 1997 MAI agreed, subject to certain conditions to (a) cancel $1,370,000 of the Company's Senior Secured Promissory Note dated January 30, 1997, held by MAI, in the amount of $2,700,000 (the "Note") in consideration of payment of the exercise price of options to purchase 1,370,000 shares of the Company's common stock, pursuant to the option agreement dated September 13, 1996, as amended, at a reduced exercise price of $1.00 per share and (b) to convert an additional $1,330,000 of the note into preferred stock at a conversion price of $1.00 per share, of which $730,000 will be held in escrow pending the outcome of the Harley-Davidson and other litigation.

             2. On September 10, 1997, Herm Rosenman was appointed president and chief executive officer. Mr. Rosenman was also appointed to the Company's board of directors.

             3. On June 20, 1997, Anne Todd was appointed controller and secretary of the Company.

             4. On November 4, 1997, the Company signed a binding letter of intent to purchase substantially all of the assets of Illusion Motorcycle Company of America.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                3 Certificate of Correction of Certificate of Amendment of Articles of Incorporation of Bikers Dream, Inc.

                4       Certificate of Determination of Bikers Dream, Inc.

               27       Financial Data Schedule


         (b) Reports on Form 8-K

             1.  On September 29, 1997, the Company filed a Form 8-K.

             (i) Announcing the conversion of notes to series B preferred stock,

            (ii) Setting for the terms series B preferred stock,

           (iii) Announcing Herm Rosenman appointment as CEO of the Company,

            (iv) A balance sheet as of 08/31/97 reflecting the conversion of notes to series B preferred shares was filed with the 8-K.

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



Dated: November 14, 1997          BIKERS DREAM, INC.




                                     By: /s/ Herm Rosenman
                                        --------------------------------------
                                        Herm Rosenman, Chief Executive Officer
                                        and Chief Financial Officer

                                 Exhibit Index

         Exhibit Number                                           Seq. # Page
         --------------                                           -----------

                3 Certificate of Correction of Certificate of Amendment of Articles of Incorporation of Bikers Dream, Inc.

                4       Certificate of determination of Bikers Dream, Inc.

               27       Financial Data Schedule

               (b)      Form 8-K filed September 29, 1997