Form 10QSB/A
period 1997-09-30
BIKERS DREAM INC
filed 1997-11-19
CIK 805907

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

                         PART I - FINANCIAL INFORMATION

The following amended financial statements reflect certain corrected calculation errors on the previously filed Balance Sheet. The appropriate corrections are reflected in the Total Assets and Common Stock lines, and the total lines for Current Liabilities, Total Liabilities, and Total Shareholders equity. There were no changes made to the Statement of Operations or the Statement of Cash Flows.

ITEM I. FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 And 1996


                                                                    (Unaudited)    (Unaudited)
                                                                       1997           1996
                                                                    ----------     ----------
                                  A S S E T S:
Current assets:
Cash and cash equivalents                                          $    99,287    $ 1,228,208
Accounts receivable, net                                               677,072        445,874
Inventories                                                          4,627,187      1,527,338
Prepaid expenses and other current assets                               95,746        109,293
                                                                   -----------    -----------

             Total current assets                                    5,499,292      3,310,713


Property, equipment and capitalized leases, net                      1,448,237        844,636
Goodwill                                                             3,284,439             --
Investment - Joint Venture                                                  --      1,000,000
Deposits and other assets                                               45,790         37,754
                                                                   -----------    -----------

             Total assets                                          $10,277,758    $ 5,193,103
                                                                   ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                   $   713,918    $   525,332
Other accrued expenses                                               1,511,503        873,191
Current portion of long-term debt capital leases                        87,703        109,633
Current portion of notes payable                                        10,693        104,621
Notes payable to shareholders                                           36,000         96,000
                                                                   -----------    -----------

             Total current liabilities                               2,359,817      1,708,777


Deferred rent                                                           66,504         70,655
Notes payable, less current portion                                     79,691         91,422
Long-term debt and capital leases, less current portion                304,084        393,150
Note Payable to shareholder                                             12,000             --
                                                                   -----------    -----------

             Total liabilities                                       2,822,096      2,264,004
                                                                   -----------    -----------

Commitments and contingencies (Note 5)

Shareholders' equity:
     Preferred stock, no par value:
       10,000,000 shares authorized, 6,481,388 issued and
       outstanding at September 30, 1997                             7,128,885      1,102,500
     Common stock, no par value; 25,000,000 shares authorized
       at September 30, 1997; 10,705,154 and 8,350,031 issued
       and outstanding at September 30, 1997 and
       September 30, 1996                                           10,045,542      6,870,624
     Accumulated deficit                                            (9,718,765)    (5,044,025)
                                                                   -----------    -----------

             Total shareholders' equity                              7,455,662     (2,929,099)
                                                                   -----------    -----------

             Total liabilities and shareholders' equity            $10,277,758    $ 5,193,103
                                                                   ===========    ===========


See the accompanying notes on the previously filed financial statements.

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
                                          ======       ======     ======     ======


See the accompanying notes on the previously filed financial statements.

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



See the accompanying notes on the previously filed financial statements.

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
                                                                          =========           ========



See the accompanying notes on the previously filed financial statements.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 1997
                                        BIKERS DREAM, INC.


                                        By: /s/ Herm Rosenman
                                          --------------------------------------
                                          Herm Rosenman, Chief Executive Officer
                                          and Chief Financial Officer