Form 10KSB
period 1997-12-31
BIKERS DREAM INC
filed 1998-04-15
CIK 805907

                     U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X]    ANNUAL   REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997.

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934. For the transition period from _______ to ________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had revenues of $14,924,987 for the fiscal year ended December 31,
1997

The aggregate market value of the voting stock held by non-affiliates on March 31, 1998 was approximately $15,295,968 based on the average of the bid and asked prices of the issuer's Common Stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of March 31, 1998, 2,538,844 shares of the issuer's Common Stock were outstanding, 3 shares of the issuer's Series A Preferred Stock and 6,481,385 shares of the issuer's Series B Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated January 6, 1997: Part II

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS DEVELOPMENTS

The Company, which was formerly known as HDL Communications, was incorporated in California in October, 1985. The Company was engaged in the publishing business until June, 1989, when it acquired Bikers Dream, Inc., a California corporation engaged in the sales and service of used Harley-Davidson motorcycles. Prior to its acquisition of Bikers Dream, Inc., the Company effected a 1 for 1,363.341473 reverse split of its outstanding Common Stock. After the acquisition, Bikers Dream, Inc. was merged into HDL Communications and HDL Communications changed its name to Biker Dream, Inc. For accounting purposes, Bikers Dream, Inc. is considered to be the acquirer of HDL Communications.

In September 1996, the Company formed a joint venture with Mull Acres Investments, Inc. ("MAI"), whose Ultra Kustom Cycles division in Riverside, California, manufactured custom V-twin motorcycles and show-bikes. The joint venture was formed to act as the exclusive distributor of Ultra Kustom Cycles with exclusive rights to all direct retail sales of Ultra Kustom Cycles in Southern California, Sacramento, California, and Dallas, Texas. In connection with the formation of the joint venture, the Company granted an option to Mull Acres Investments, Inc. to purchase 500,000 shares of Common Stock at a price of $8.25 per share (as adjusted for the Company's reverse split, see "Submission of Matters to a Vote of Security Holders"). In February 1997, the Company, through its wholly owned subsidiary, Ultra Acquisition Corporation, a Nevada corporation ("UAC") purchased from MAI certain assets, including equipment and inventory, of MAI's Ultra Kustom Cycles and Ultra Kustom Parts divisions that had been used in connection with the manufacture, distribution and sale of motorcycles and motorcycle parts and accessories.

BUSINESS OF BIKERS DREAM

The Company operates in two divisions: Motorcycle Manufacturing and Distribution and Retail Stores.

MOTORCYCLE MANUFACTURING AND DISTRIBUTION

Motorcycle Manufacturing and Distribution ("Motorcycle") consists of the Company's wholly-owned subsidiary, UAC. The Motorcycle division designs, manufactures and sells heavyweight cruiser motorcycles. The Motorcycle division manufactures motorcycles at an assembly facility in Riverside, California. Marketing, sales and administrative offices are also located in Riverside, California.

The Motorcycle division currently offers seven models under the Ultra Kustom Cycles name ("Ultra"); the "Groundpounder", the "Jackhammer", the "Patriot", the "Legacy", the "Cruiser", and the "Wide Drive Series" I & II. All Ultra models emphasize S&S engines, custom paint, enhanced customization and higher performance to appeal to each customer's desire. Through March 31, 1998, all Ultra cycles were sold with a twelve-month, twelve thousand-mile warranty. On April 1, 1998, the Motorcycle division introduced a four-year, unlimited mileage warranty for all models.

The major product categories for Ultra Kustom Parts are customized parts, replacement parts and rider accessories. Parts in these product categories are being developed and enhanced as the Motorcycle division increases production capabilities.

The Motorcycle division distributes its products through a distribution network of twenty-five Bikers Dream Superstores and twenty-three Ultra Kustom Cycle dealers. The Company has marketed its dealer program primarily by advertising in motorcycle and specialty magazines, trade shows and industry gatherings. Each dealer receives an exclusive territory. The Company provides dealers with product training and other operational and marketing assistance.

The Motorcycle division competes in the heavyweight cruiser motorcycle marketplace. Heavyweight cruiser motorcycles are in high demand in the U.S. While annual overall motorcycle unit sales in North America have remained stagnant at just over 300,000 units since 1990, heavyweight cruiser motorcycle sales have grown from 78,000 units in 1990 to over 200,000 units in 1997. This growth has been led by Harley-Davidson, Inc. which, according to their 1996 10K, controls approximately 48% of the heavyweight motorcycle market. Based on industry reports, the Company estimates the total retail sales volume for the U.S. motorcycle market exceeds $5 billion annually (including motorcycles, parts, accessories and service). The Company believes the heavyweight cruiser motorcycle segment, including related parts, accessories and service, accounts for over 60% of the U.S. motorcycle market.

The U.S. heavyweight cruiser motorcycle market is highly competitive. The Company's major competitors generally have substantially greater financial and marketing resources than those of the Company. Many of the Company's principal competitors have greater sales volume than the Company, a larger number of distribution outlets and dealers, and are more diversified than the Company.

RETAIL STORES

The Retail Stores division operates four Company-owned Bikers Dream Superstores and licenses its name to twenty-one independent dealers. The Company and licensed Superstores sell Ultra Kustom Cycles and other new and used heavyweight cruiser motorcycles complemented by a full range of after-market parts, accessories and service. The Company is not a licensed Harley-Davidson dealer and does not sell new Harley-Davidson motorcycles or buy any products or services directly from Harley-Davidson Motor Company.

The Company-owned Superstores are located in San Diego, California, Santa Ana, California, Sacramento, California and Dallas, Texas. Licensed Superstores serve markets not currently served by the Company-owned Superstores and are located throughout the U.S. and include two international locations.

The Retail Stores division also operates "Dream Wheels", which functions as a mobile retail store. "Dream Wheels" is a 53-foot tractor/trailer which travels the U.S. to promote and market the Company's dealers and motorcycles, accessories and apparel to motorcycle enthusiasts at nationally acclaimed events such as Daytona Bike Week, Sturgis, Laconia and the Laughlin River Run.

Each Superstore features a large showroom for the display of merchandise, warehousing for inventory and a repair and service department. The Company-owned Santa Ana Superstore also contains administrative and dealer training offices. The showroom is organized to allow variations in location of the displays to accommodate customer traffic flow within the store and heighten customer interest. The service area houses a staff of mechanics and service personnel to accommodate customer service and warranty needs. The forward area of the showroom is reserved for the display of new Ultra's as well as other motorcycles carried for sale.

Larger Superstores are approximately 10,000 square feet in size, while smaller Superstores are approximately 4,000 to 6,000 square feet. Management believes the Bikers Dream Superstores compare favorably with many of the independent retailers of heavyweight cruiser motorcycles. The independent retailers are usually smaller shops, ranging in size from approximately 1,500 to 4,000 square feet, which limits space for display of motorcycles and accessories.

The Company's Superstores stock and sell an extensive range of after-market products for the motorcycle enthusiast. Many of these products are not offered by independent motorcycle retailers who typically carry a limited range of products for a variety of motorcycles.

The Company has supply arrangements with most of the major motorcycle after-market parts and accessory suppliers. Under these arrangements, the Company's Superstores, including dealers if they qualify, receive quantity discounts, allowing the Superstores to purchase goods more affordably. Parts and accessories are purchased from numerous suppliers, with no supplier, excluding the Company's Motorcycle division, accounting for more than 10% of sales. Management believes that the loss of any supplier would not have a material adverse effect on the Company because other suppliers could be relied upon to meet the Company's requirements at a comparable cost.

The service department of each Superstore performs service work on most cruiser motorcycles, including Ultra Kustom Cycles, Harley-Davidson and other heavyweight cruiser motorcycles. The service department also performs safety checks on all motorcycles sold and warranty work on authorized brands including Ultra. The service department can also install parts and accessories sold in the Superstore.

The market in which Bikers Dream Superstores compete is highly competitive. The main sources of competition are the Harley-Davidson Company and the licensed Harley-Davidson motorcycle dealer network, which primarily sell new Harley-Davidson motorcycles, accessories and parts. Other competitors include the 10,000+ motorcycle retail outlets located throughout the U.S.
which provide aftermarket parts, services and accessories.


PATENTS, LICENSES AND TRADEMARKS

The Company has no patents. The Company currently licenses the "Bikers Dream" name for dealer use. The Company has obtained a service mark registration in the United States for the mark "Bikers Dream". The Company has also trademarked the name of several motorcycle models.

REGULATION

The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Federal and state authorities have various environmental control requirements relating to air and noise pollution which affect the business and operations of the Company. The Company's motorcycles are subject to certification by the U.S. EPA for compliance with applicable emissions and noise standards and by the state of California Air Resources Board with respect to more stringent emissions standards. The Company's motorcycle products also must comply with the National Highway Traffic Safety Administration's standards. Management believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local laws and regulations.

EMPLOYEES

As of December 31, 1997, the Company had 110 full time employees.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's operations are conducted in leased facilities located in California and Texas. Its executive offices are located in Santa Ana and Riverside, California. The following table describes the general character of the existing facilities as of April 1, 1998:

                                                   SQUARE   LEASE     APPROXIMATE
LOCATION              PRIMARY FUNCTION              FEET   EXPIRES    MONTHLY RENT
--------              ----------------             ------  -------    ------------
Santa Ana, CA         Executive Offices &          12,107   2003         $12,900
                      Retail Superstore

Dallas, TX            Retail Superstore            10,000   1999         $ 8,100

Sacramento, CA        Retail Superstore            10,480   2000         $ 3,315

San Diego, CA         Retail Superstore             6,935   2001         $ 5,710

Riverside, CA         Motorcycle Assembly          20,487   1999         $ 9,115

Riverside, CA         Administration                3,200   1998         $ 2,280


While the Company believes that its current facilities are adequate for its immediate needs, future expansion of motorcycle production and distribution may necessitate expansion of the assembly facilities, sales and administrative support and executive offices. In the opinion of the Company's management, the facilities are adequately covered by insurance.


ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising out of its operations in the normal course of business. As of the date of this report the Company is not a party to any material pending legal proceeding other than the proceeding described below.

David Bogert, Brenda Bogert and Bikers Dream of North Carolina, Inc. (the "Plaintiffs") filed an action against the Company on February 28, 1996 in the General Court of Justice, Superior Court Division, of Catawba County, North Carolina claiming violation by the Company of the requirements of the Federal Trade Commission Rule and the requirements of the North Carolina Business Opportunity Sales Statute in connection with the Company's sale of a franchise to the Plaintiffs in June 1994, as well as breach of contract. The Plaintiffs were seeking recovery of all sums paid to the Company, a sum in excess of $10,000 for breach of contract and a sum in excess of $10,000 for punitive damages. In December 1996, the Court dismissed the case pursuant to a provision in the License Agreement regarding arbitration of disputes. Arbitration commenced in December 1997 and is currently scheduled to continue in May 1998.

The Harley Davidson Motor Company ("Harley-Davidson") filed an action against the Company in January 1997, in the U.S. District Court, District of California, for alleged trademark infringement, trade dress infringement, unfair competition and related claims. The Company and Harley-Davidson reached a settlement in April of 1998, which will require the Company to make certain model name changes, modify certain parts on certain models, and pay damages approximating Harley-Davidson's legal fees.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 1997, the Company solicited shareholders' consent to effect a one-for-five reverse split of the Company's common stock. By January 22, 1998, the Company had received consents representing 9,743,392 shares of the common stock, exceeding the 9,587,805 required for approval of the reverse split. The Company effected the reverse split on February 5, 1998.



                                     PART II


ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "BIKR" (the current symbol is "BIKRD" to reflect the Company's recent reverse split). It was previously traded under the ticker symbol "HOGS" until December 29, 1995 when it was changed to the current "BIKR" symbol. There was no active trading market for the Company's Common Stock prior to March 23, 1995. To date, the volume of trading in the Common Stock has been limited and, therefore, the market prices for the Common Stock may not accurately reflect the value of the Company. The following table reflects the high and low bid prices of the Company's Common Stock as adjusted for the Company's recent reverse split, as reported by the OTC Bulletin Board from January 1, 1996 to March 31, 1998. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

1996                   LOW           HIGH
First Quarter         $ 8.13        $17.50
Second Quarter        $10.63        $16.25
Third Quarter         $ 7.50        $15.31
Fourth Quarter        $ 9.38        $16.25

1997                   LOW           HIGH

First Quarter         $ 3.75        $10.78
Second Quarter        $ 3.13        $ 9.22
Third Quarter         $ 4.22        $ 8.59
Fourth Quarter        $ 3.75        $ 5.00

1998                   LOW           HIGH
First Quarter         $ 4.00        $ 4.20


To date, the Company has not paid any cash dividends on its Common Stock.

As of December 31, 1997, there were approximately 1,269 shareholders of record of the Company's Common Stock.

During the fiscal year ended December 31, 1997, the Company sold securities that were not registered under the Securities Act of 1933 as follows (adjusted to reflect the Company's recent reverse split):

In a private offering in January 1997, the Company sold $2,210,000, 12% promissory notes. The promissory notes plus accrued interest were subsequently converted into 2,377,223 shares of Series B preferred stock. In connection with the issuance of the promissory notes, the Company issued 221,000 Series C warrants ("C Warrants"). Each C Warrant entitles the holder to the right to purchase one share of the Company's common stock at $5 per share. In September 1997, certain holders of C Warrants exercised 125,000 C Warrants to purchase 125,000 common shares for $484,375. The issuance of such securities was exempt under Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder.

In January of 1997, the Company issued a $2,700,000 senior secured promissory note to MAI as partial consideration for the purchase of the motorcycle and parts manufacturing assets of Ultra Kustom Cycles. In June 1997, MAI exercised 274,000 common stock options at $5 per share by reducing the principal amount of the $2,700,000 senior secured promissory note due from the Company by $1,370,000. In September 1997, MAI converted the balance of the senior secured promissory note, $1,330,000, into 1,330,000 shares of Series B preferred stock.

In June 1997, the Company sold $2,710,000, 9.75% convertible promissory notes. The notes, plus accrued interest were subsequently converted into 2,774,162 shares of Series B preferred stock. In connection with the issuance of the promissory notes, the Company issued 273,501 Series E Warrants ("E Warrants"). Each E Warrant entitles the holder to the right to purchase one share of the Company's common stock at $5.00 per share. The issuance of such securities was exempt under Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder.

In October 1997, in an exempt transaction under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, holders of certain options exercised options to purchase 216,000 common shares of the Company's common stock for $756,000.

During 1997, the Company issued; 13,000 common shares for the settlement of legal matters, 4,333 common shares as bonuses to employees, and 35,391 common shares in exchange for services rendered to the Company. The issuance of such securities was exempt under Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder.

In November 1997, the Company received a $2.5 million, 12% term loan ("Term Loan") from Tandem Capital. In connection with the Term Loan, the Company issued Tandem 87,500 warrants to purchase 87,500 shares of the Company's common stock at $5 per share. The grant of such warrants was exempt under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in or incorporated by reference into this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general business conditions, including a worsening economy which might slow the overall demand for the Company's services, economic conditions which may adversely affect sales of or demand for the Company's motorcycles; government action or regulation which may affect the Company's industry as a whole; competitive factors, including the entry of new competitors or the failure to obtain new customers; loss of executive management or other key employees; the effects of changes in costs and availability of parts, supplies or insurance coverage; the effects of changes in compensation or benefit plans; adverse result in significant litigation matters; and other factors referenced herein.

GENERAL

From 1990 until 1996, the Company operated primarily as a motorcycle superstore retailer. Prior to 1997 the Company was attempting to establishing a network of franchised Bikers Dream Stores, but suspended such efforts at the end of 1996. In 1997 the Company established the Motorcycle division, by completing the acquisition of the motorcycle and parts manufacturing assets of Ultra Kustom Cycles. During 1997 a significant amount of the Company's resources were devoted to restructuring and repositioning the Company from a retailer to a premier custom motorcycle manufacturer and distributor. The franchising program was replaced by a rapidly growing worldwide network of Bikers Dream Superstores and Ultra dealers. Bikers Dream Superstore dealers are modeled after the Company-owned Superstores and are expected to be located throughout the United States and the world to service the markets not directly serviced by large Company-owned Superstores.

The Company hired a new President and Chief Executive Officer in 1997, Herm Rosenman, who brings significant management and business experience to the Company (see "Directors and Executive Officers"). The Company also restructured its balance sheet during 1997, converting a substantial portion of its debt to equity. In October 1997, the Company secured a $2.5 million term loan from Tandem Capital, which provided necessary capital to continue the further development and expansion of the Company's Motorcycle division.

RESULTS OF OPERATION

The following table sets forth for the period indicated, the income and expense items for the years ended December 31, 1997 and 1996.

                                                      FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     1997               1996
                                                 ------------       ------------
Net Revenues                                     $ 14,924,987       $  8,996,659
Cost of Goods Sold                                 14,296,108          7,889,271

Gross Profit                                          628,879          1,107,388

Expenses
        Selling, general and administrative         4,584,294          4,550,744
        Depreciation and amortization                 461,786            197,476
        Franchise income                                   --            (34,290)
        Loss on closure of stores                          --            166,634
        Equity in loss of Ultra Bikes, LLC                 --             16,145

Total Expenses                                      5,046,080          4,896,709

Operating Loss                                     (4,417,201)        (3,789,321)
Other Expense
        Interest expense                             (592,076)          (169,731)
        Other expense, net                           (107,707)           (70,316)
Total other expense                                  (699,783)          (240,047)

Loss before provision for income tax               (5,116,984)        (4,029,368)
Provision for income taxes                                800                800

Net loss                                           (5,117,784)        (4,030,168)

Basic loss per share                                     2.54               2.95
Diluted loss per share                                   2.54               2.95
Weighted-average shares outstanding                 2,018,075          1,364,818


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

Net revenues for the year ended December 31, 1997 ("1997") were $14,924,987, an increase of $5,928,328, or 65.9%, from the year ended December 31, 1996 ("1996"). The increase in net revenues is primarily attributable to the Motorcycle division, which was not part of the Company in 1996 and higher Retail division sales. The Motorcycle division produced revenue of $9,174,641 in 1997. The Retail Stores division generated revenue of $10,221,541 in 1997,an increase of $1,224,882, or 13.6%%, compared to $8,996,659 in 1996.

Gross Profit for 1997 was $628,879 a decrease of $478,509, or 43.2%, compared to 1996. The gross margin in 1997 was 4.2% compared to 12.3% in 1996. The decrease in gross profit and gross margins in 1997 were due to the Motorcycle division, which experienced negative gross profit of $563,613 in 1997 and lower gross profit from the Retail Stores division and an inventory reserve of $665,000. The losses experienced in the Motorcycle division are primarily attributable to 1) an inventory reserve of $515,000 related to parts exchange inventory and slow moving inventory, 2) inefficiencies in production labor and overhead relative to the amount of motorcycles produced. The decrease in gross profit in the Retail Stores division is primarily related to an inventory reserve of $150,000 related to slow moving inventory.

Selling, general and administrative expenses were $4,584,294 for 1997, an increase of $33,550, or 0.7% from 1996. The increase is primarily due to the selling, general and administrative expenses incurred from the Motorcycle division, which was not a part of the Company in 1996, offset by the selling, general and administrative expenses incurred by the Retail division.

Depreciation and amortization expense was $461,787 for 1997, which represents an increase of $264,311, or 133.8%, from 1996. The increase in depreciation and amortization was solely due to depreciation and amortization of $282,983 from the Motorcycle division, which was not part of the Company in 1996, offset by lower depreciation and amortization of $18,672 in the Retail Stores division.

The Company did not recognize any franchise income in 1997, compared to $34,290 in 1996. The decrease in franchise income is related to the indefinite suspension of franchising.

Other expenses increased by $459,736, or 191% to $699,783 in 1997 from $240,047 in 1996. The increase was primarily due to short-term financing costs.

Loss before provision for income tax increased by $1,087,616, or 27%,to $5,116,984 in 1997, from $4,029,368 in 1996.

Net losses for 1997 were $5,117,784, an increase of $1,087,616 or 94%, from $4,030,168 in 1996. The increase in net losses primarily resulted from losses incurred from the Motorcycle division, of $2,529,738, offset by lower losses experienced in the Retail Stores division.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied substantially on equity or debt financing to meet its operating capital needs. The Company is pursuing a strategy to increase its motorcycle production capacity with a goal of having the capacity to manufacture in excess of 5,000 units annually by the year 2000. The Company's strategy includes the establishment of a new manufacturing facility in 1999. The Company expects to significantly expand its distribution network through additional Bikers Dream Superstore and Ultra dealers and one new Company-owned superstore.

In a private offering in January 1997, the Company sold $2,210,000, 12% promissory notes. The promissory notes plus accrued interest were subsequently converted into 2,377,223 shares of Series B preferred stock. In connection with the issuance of the promissory notes, the Company issued 221,000 Series C Warrants ("C Warrants"). Each C Warrant entitles the holder to the right to purchase one share of the Company's common stock at $5 per share. In September 1997, certain holders of C Warrants exercised 125,000 warrants to purchase 125,000 common shares for $484,375.

In January of 1997, the Company issued a $2,700,000 senior secured promissory note to MAI as partial consideration for the purchase of the motorcycle and parts manufacturing assets of Ultra Kustom Cycles. In June 1997, MAI exercised 274,000 common stock options at $5 per share by reducing the principal amount of the $2,700,000 senior secured promissory note due from the Company by $1,370,000. In September 1997, MAI converted the balance of the senior secured promissory note, $1,330,000, into 1,330,000 shares of Series B preferred stock.

In June 1997, the Company sold $2,710,000, 9.75% convertible promissory notes. The notes, plus accrued interest were subsequently converted into 2,774,162 shares of Series B preferred stock. In connection with the issuance of the promissory notes, the Company issued 273,501 Series E warrants ("E Warrants"). Each E Warrant entitles the holder to the right to purchase one share of the Company's common stock at $5.00 per share.

In October 1997, holders of certain options exercised options to purchase 216,000 common shares of the Company's common stock for $756,000. In November 1997, the Company received a $2.5 million, 12% term loan ("Term Loan") from Tandem Capital. In connection with the Term Loan the Company issued Tandem warrants to purchase 87,500 shares of the Company's common stock at $5 per share.

The Company's manufacturing and distribution strategy for the future may require additional equity and/or debt financing in 1998. If the Company requires such equity or debt financing it will raise such additional financing through a combination of additional equity financing, including private placements and/or a secondary offering of the Company's common stock, and long term or short term debt financing, including loans from banks or other financial entities or debt instruments issued by the Company. Debt instruments may involve restrictive covenants that address interests different than those of the Company's shareholders. There can be no assurance that the Company will have the ability to fund its capital requirements through additional equity and/or debt financing if and when it is needed or that, if available, such financing will be on terms acceptable to the Company or its shareholders.

SEASONALITY

Generally, the Company's Motorcycle division exhibits a moderate level of seasonality as dealer demand for motorcycles tend to increase in the second and third quarters as motorcycle sales are greatest in the spring and summer months. The Company's Retail Store division experiences seasonality on the second and third quarters due to the peak in the riding season in the spring and summer.

INFLATION

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability.

YEAR 2000

As of the date of this report, the Company estimates the costs of the Year 2000 problem to be immaterial.


ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR                  F-1
FOR THE YEAR ENDED DECEMBER 31, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR                  F-2
FOR THE YEAR ENDED DECEMBER 31, 1996

CONSOLIDATED BALANCE SHEET                                              F-3

CONSOLIDATED STATEMENT OF OPERATIONS                                    F-4

CONSOLIIDATED STATEMENTS OF SHAREHOLDERS EQUITY                         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A change in accountants was previously reported in a report on Form 8-K dated January 6, 1997. There were no disagreements with the Company's prior accountants over accounting or reporting matters.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The Company's officers and directors consist of the following persons:

Name                            Office
--------------               -----------------
Herm Rosenman                CEO, President
Anne Todd                    Controller and Secretary
Donald Duffy                 Chairman, Director
Humbert Powell               Director
John Russell                 Director
Terrence Quinn               Director

Herm Rosenman, age 50, was elected President , CEO and Director in September 1997. Mr. Rosenman was previously CEO of RadNet from 1994 to 1997, a $125 million in revenue healthcare provider. From 1991 to 1995, he was President and CEO of Ireland Coffee, an upscale coffee chain he founded in a joint venture. From 1988 to 1991, Mr. Rosenman was CFO of Rexene, a plastics and petrochemicals manufacturer. Prior to 1988, Mr. Rosenman was a partner at Coopers & Lybrand for 10 years and worked for 20 years, where he served clients in many industries, including manufacturing, telecommunications, pharmaceuticals, and construction. Mr. Rosenman is also on the board of directors of Integrated Intelligence Corporation, an internet software provider. He received a B.B.A. from Pace University and a M.B.A. from the Wharton School of Business.

Anne Todd, age 30, was named Controller and appointed Corporate Secretary in 1997. Ms. Todd was previously Assistant Controller for the Company from 1995 to 1997. Prior to joining the Company she was assistant controller for American Standard from 1990 to 1995.

Donald Duffy, age 30, is a founder and principal of Meyer, Duffy & Associates, Inc., an investment management and strategic consulting group based in New York. Meyer, Duffy & Associates has been instrumental in the financing and development of several companies. Mr. Duffy has served in a variety of investment management and analytical positions specializing in research and investments in retail, gaming and technology companies.

Humbert Powell, III, age 57, is an associate with Sanders, Morris and Mundy, an investment banker and broker/dealer. Since 1966, Mr. Powell has served in various corporate finance and investment banking capacities including Chairman of Marleau, Lemire USA, Senior Managing Director of Bear Stearns and Senior Vice President of E.F. Hutton. Mr. Powell is also a director of Tatham Offshore Corp. and Salem-Teiko University.

John Russell, age 47, was elected to the board of directors in 1997. Mr. Russell is President of the Ducati Owners Club Northeast and owns and operates a fine arts business. Mr. Russell has over twenty years of retail experience and an extensive background managing, supervising and consulting in motorcycle related businesses.

Terrence Quinn, age 42, was elected to the board of directors in 1997. Mr. Quinn is a portfolio manager at Crestwood Capital Partners, L.P., an affiliate of Furman Selz LLC. Mr. Quinn has an extensive background in asset management and investment research including being named an Institutional Investor All-Star Analyst for ten consecutive years.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1997 and 1996, respectively, to the Company's Chief Executive Officers and Controller during such period. Where applicable, the figures set forth below have been adjusted to reflect the Company's recent reverse split.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                    Long-term Compensation
                                        -------------------                    ----------------------
                                                                                    Securities
                                                              Other Annual          Underlying
Name and Principal Position      Year   Salary         Bonus  Compensation          Options/SARS
---------------------------      ----   ------         -----  ------------          ------------
Herm Rosenman, CEO/President     1997   $38,750            0            0             460,000
(1)

Anne Todd, Controller/Secretary  1997   $40,000            0            0               8,000
(2)                              1996   $35,000

Donald Duffy, Chairman           1997         0            0           (5)
(3)                              1996         0            0                            40,000

Rowland Day II                   1996         0            0            0               40,000
(4)

Dennis Campbell                  1996   $82,000            0            0               50,000
(6)

(1)     Herm Rosenman was appointed CEO and President in September 1997.

(2)     Anne Todd was appointed Controller in June 1997.

(3)     Donald Duffy resigned as CEO in September 1997.

(4)     Rowland Day resigned as Co-CEO and Director in 1997.

(5) Mr. Duffy is entitled to receive a motorcycle valued at not more than $20,000.

(6)     Dennis Campbell resigned as Chairman, CEO and Director in 1996.


              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1997
                               (INDIVIDUAL GRANTS)

               Number of      Percent of
               Securities    Total Options
               Underlying     Granted to           Exercise or
               Options       Employees in          Base Price    Expiration
Name           Granted          1997               ($/Share)         Date
-------------------------------------------------------------------------
Herm Rosenman  460,000           97%               $4.00            2002

Anne Todd        8,000            2%               $4.00            2002


                          AGGREGATE OPTION EXERCISES IN
              FISCAL YEAR ENDED DECEMBER 31, 1997 AND OPTION VALUES

                                           Number of Shares             Value of Unexercised
                 Shares                  Underlying Unexercised          In The Money Options
               Acquired On   Value        Options at 12/31/97             at 12/31/97 (1)
Name            Exercise    Realized  Exercisable    Un-exercisable  Exercisable    Un-exercisable
----            --------    --------  -----------    --------------  -----------    --------------
Herm Rosenman      0           --            0           460,000         0              0

Anne Todd          0           --        8,000                 0         0              0

(1) The value of the Company's common stock for the purposes of the calculation was based upon the average of the bid and ask prices for the Company's common stock on December 31, 1997, as reported by the OTC Bulletin Board, minus the exercise price.


The Company entered into a five year employment agreement with Herm Rosenman in September, 1997, pursuant to which Mr. Rosenman is employed as President and Chief Executive Officer of the Company. The Company agreed to grant 460,000 options to Mr. Rosenman at a price of $5.00 per share which vest over a period of five years. The Company also agreed to issue Mr. Rosenman 10,000 shares of common stock per year over the first three years of his employment contract.


The Company has a non-qualified stock option plan for its directors (the "Plan") and has reserved a total of 60,000 shares of common stock to be issued upon exercise upon exercise of options granted under the Plan. As of March 31, 1998, there were options outstanding under the Plan to purchase a total of 60,000 shares of common stock and no options granted under the Plan have been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of Common stock as of December 31, 1997, by each director of the Company, each person known by the Company to be the beneficial owner of more than five percent of the common stock, and all of the directors and executive officers of the Company as a group, excluding in each case rights to options or warrants not exercisable within 60 days. All persons named have sole voting power and investment power over their shares except as otherwise noted. The figures set forth below have been adjusted to reflect the Company's recent reverse split.


Title          Name and Address of               Number of Shares
Of Class       Beneficial Owner                       Owned             Percent of Class (10
-------------  --------------------------------  ------------------   --------------------------
Common Stock   Herm Rosenman (2)                   508,001(3)                   13.0%
               1420 Village Way
               Santa Ana, CA 92705

Common Stock   Anne Todd                             9,000(3)                     *
               1420 Village Way
               Santa Ana, CA 92705

Common Stock   Donald Duffy (4)                     54,600 (5)                   1.4%
               Meyer, Duffy & Associates
               237 Park Avenue, NY, NY 10017

Common Stock   Humbert Powell(6)                    10,000 (7)                    *
               712 Fifth Avenue, 11th Floor
               NY, NY  10019

Common Stock   Terrence Quinn(6)                    10,000 (7)                    *
               1420 Village Way
               Santa Ana, CA 92705

Common Stock   John Russell (6)                     10,000 (7)                    *
               1420 Village Way
               Santa Ana, CA 92705

Common Stock   M.D. Strategic L.P.                 336,007 (8)                   8.6%
               C/O Meyer, Duffy & Associates
               237 Park Avenue, NY, NY 10017

Common Stock   ADMN Associates                     269,664 (9)                   6.9%
               13 Crestview Drive
               Pleasantville, NY 10570

Common Stock   Mull Acres Investments, Inc.        266,000 (9)                   6.8%
               C/O Furman Selz
               230 Park Avenue, NY, NY 10169

Common Stock   Directors and Officers as a Group   601,600 (10) (5)             15.4%

Series A       Bulldog Capital Partners, L.P.            2                      66.7%
Pfd. Stock     301 Turner Street
               Clearwater, FL 34616

Series A       Elizabeth M. Custer TTEE FBO              1                      33.3%
Pfd. Stock     William M. Custer
               14 S. High Street
               P.O. Box 673, New Albany OH 43504

Series B       ADMN Associates                     1,348,316                    20.8%
Pfd. Stock     13 Crestview Drive
               Pleasantville, NY 10570

Series B       Mull Acres Investments, Inc.        1,330,000                    20.5%
Pfd. Stock     C/O Furman Selz
               230 Park Avenue, NY, NY 10169

Series B       M.D. Strategic L.P.                   923,787                    14.2%


Pfd. Stock     C/O Meyer, Duffy & Associates
               237 Park Avenue, NY, NY 10017

Series B       Donald Duffy                          155,972 (11)                2.4%
Pfd. Stock     C/O Meyer, Duffy & Associates
               237 Park Avenue, NY, NY 10017

Series B       PV II L.P.                            430,267                     6.6%
Pfd. Stock     C/O Meyer, Duffy & Associates
               237 Park Avenue, NY, NY 10017

Series B       Directors and Officers as a Group     155,972 (11)                2.4%
Pfd. Stock


(1) Based on 3,894,122 common shares outstanding, including common shares issuable upon conversion of preferred stock and exercise of warrants and options; 3 shares of Series A Preferred Stock outstanding; and 6,481,385 shares of Series B Preferred Stock outstanding.

(2)     Mr. Rosenman is a Director, President and CEO of the Company.

(3) Includes 476,667 shares issuable upon exercise of options to Mr. Rosenman and 8,000 shares issuable to Ms. Todd.

(4)     Mr. Duffy is a Director of the Company.

(5) Includes 53,100 shares beneficially owned through Mr. Duffy's 10% interest in M.D. Strategic L.P.; PV II L.P.; and MDV III L.P.

(6)     Mr. Powell, Mr. Quinn and Mr. Russell are Directors of the Company.

(7)     Issuable upon exercise of options.

(8) Includes 184,758 shares of Common Stock issuable upon the conversion of Series B Preferred Stock.

(9)     Issuable upon conversion of Series B Preferred Stock.

(10)    Includes 514,667 shares issuable upon the exercise of options.

(11) Includes 155,972 shares beneficially owned through Mr. Duffy's 10% interest in M.D. Strategic L.P.; PV II L.P.; and MDV III, L.P.

Section 16(a) Compliance

As required by the Securities and Exchange Commission rules under Section 16(a) of the Securities Exchange Act of 1934, the Company notes that (i) John Russell and Terrence Quinn, who were appointed as directors in 1997, failed to timely file initial statements of beneficial ownership and failed to timely report the grant of options in connection therewith and (ii) Herm Rosenman, who was appointed CEO in 1997, failed to timely file an initial statement of beneficial ownership and failed to timely report the grant of stock and options in connection therewith. The Company expects that such reports will be filed shortly. In addition, the Company will institute an enhanced compliance program to ensure compliance by directors and officers with future Section 16(a) reporting obligations.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1996, the Company obtained two 90-day, 14% unsecured loans (the "Loans")for $300,000 and $200,000 from M.D. Strategic L.P., a partnership of which Donald Duffy, the Chairman of the Company, is a General Partner. The Loans were extended until September 10, 1996, when $300,000 of the Loan was converted into 142,800 units and $200,000 of the Loan was purchased by an investor. M.D. Strategic L.P. and the investor subsequently converted the notes into 238,000 Units (each Unit consisted of two shares of Common Stock, and two warrants to purchase two shares of common stock).

In September 1996, the Company sold the assets of its Clearwater, Florida Bikers Dream Superstore and dealership rights to the Company's former President and CEO, Dennis Campbell, for consideration which included 950,000 shares of the Company's common stock owned by Mr.
Campbell.

In September 1996, 90% of the outstanding fees owed to Day, Campbell & McGill and Meyer, Duffy & Associates, firms affiliated with the Company's then Co-CEO's, were converted into 11,911 and 7,692 shares, respectively, of the Company's common stock. In addition, in September 1996, the Company issued 10,000 common shares to Day, Campbell & McGill, 10,000 common shares to Meyer, Duffy & Associates, and 2,000 common shares to Richard King, a former director of the Company, of the Company's common stock as payment for prior services rendered.

During 1996 and 1997, the Company incurred legal and/or consulting fees of $133,689 and $215,287 respectively, to Day, Campbell & McGill, a law firm in which Mr. Day, a former director and Co-CEO of the Company is a partner. During 1996, the Company incurred $52,201 in legal fees to the law offices of Richard
E. King, Jr., of which Mr. King, a former director and corporate secretary of the Company, is the principle. During 1997 and 1996, the Company incurred consulting fees from Meyer, Duffy & Associates of $22,100 and 93,503, respectively, a firm which Mr. Duffy, a Director of the Company, is a principle.

In a private offering in January 1997, the Company sold $2,210,000, 12% promissory notes. The promissory notes plus accrued interest were subsequently converted into 2,377,223 shares of Series B preferred stock. M.D. Strategic L.P. and PV II L.P. (the "Partnerships"), in which Donald Duffy, Director of the Company is a general partner, purchased $750,000 of such notes and subsequently converted such notes plus accrued interest into 1,354,054 Series B Preferred shares. In connection with the issuance of the promissory notes, the Company issued 221,000 warrants ("C warrants") to the promissory noteholders, of which the Partnerships received 75,000 such warrants. In September 1997, certain holders of C warrants exercised 125,000 warrants to purchase 125,000 common shares, of which the Partnerships exercised 55,000 warrants.

In June 1997, the Company sold $2,710,000, 9.75% convertible promissory notes, of which M.D. Strategic L.P. and MDV III L.P. (the "Partnerships"), in which Donald Duffy, Director of the Company is a general partner, purchased $730,000 of such notes. The notes, plus accrued interest were subsequently converted into 2,774,162 shares of Series B preferred stock, of which the Partnerships converted such notes plus accrued interest into 752,992 shares of Series B preferred stock. In connection with the issuance of the promissory notes, the Company issued 273,501 warrants ("E warrants"), of which the Partnerships received 73,000 warrants.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

        a.      List of Exhibits:

2.1 Agreement and Plan of Reorganization dated August 4, 1994 among HDL Communications (now known as Bikers Dream, Inc.), Biker Dream, Inc. and the stockholders of Bikers Dream, Inc., as amended by agreements dated November 11, 1994, February 3, 1995 and February 20, 1995.*

3.1 Articles of Incorporation, as amended, of Bikers Dream, Inc. (formerly know as HDL Communications).*

3.1.1   Certificate of Amendment, Articles of Incorporation, June, 1996.****

3.1.2 Certificate of Correction of Certificate of Amendment of Articles of Incorporation****

3.2 Certificate of Ownership of HDL Communications (now known as Bikers Dream, Inc.)*

3.3     Bylaws, as amended, of Bikers Dreams, Inc.*

4.1     Certificate of Determination*****

10.1    Lease dated August 5, 1993 between the Company and McFadden Plaza.*

10.2 Lease dated November 1, 1994 between the Company and Valley View Partnership.*

10.3 Lease dated February 8, 1995 between the Lily Company and Jim Kinnicutt and Susan Rasmussen dba Bikers Dream of Sacramento.****

10.4    Lease dated October 30, 1996 between the Company and Inland
        Industries.****

10.6 Consulting Agreement dated April 6, 1995 between the Company and Meyer, Duffy & Associates.*

10.7 Consulting Agreement effective as of October 1, 1995 between the Company and Meyer, Duffy & Associates.*

10.8 Amendment to Consulting Agreement and Stock Option Agreement dated November 1, 1995, between the Company and Meyer Duffy & Associates.****

10.11   The 1995 Incentive Stock Option Plan of the Company, as amended.**+

10.12   The 1995 Non-Qualified Stock Option Plan of the Company, as amended.**+

10.13 The 1995 Non-Qualified Directors' Stock Option Plan of the Company, as amended.**+

10.16 Promissory Note and Security Agreement dated February 14, 1996 between the Company and Green Tree Financial Servicing Corporation****

10.17 Promissory Note and Security Agreement dated December 28, 1995 between the Company and Green Tree Financial Servicing Corporation.****

10.18   Form of Dealer Agreement between the Company and its dealers, and a schedule identifying all dealer agreements to which the Company is a party as of December 31, 1996 which are substantially identical to the attached Dealer Agreement, except with respect to the parties thereto, dates of execution and territory.****

10.20 Stock Option Agreement dated September 13, 1996 between the Company and Mull Acres Investments, Inc.****

10.21 Asset Purchase Agreement dated January 30, 1997 among the Company, Ultra Acquisition Corp. and Mull Acres Investments, Inc.***

10.22 Senior Subordinated Promissory Note of the Company dated January 30, 1997 payable to Mull Acres Investments, Inc. in the amount of $2,700,000.****

10.23 Security Agreement dated January 30, 1997 between the Company and Mull Acres Investments, Inc.****

10.24   Lease dated February 12, 1996 between Mull Acres Investments, Inc. and

          Lincoln Riverside Business Center.****

10.25 Lease dated October 11, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.****

10.26 Note Conversion Agreement dated June 30, 1997 between the Company and Mull Acres Investments, Inc.

10.27 Employment Agreement dated August 31, 1997 between the Company and Herm Rosenman.+

10.28 Addendum to Employment Agreement dated August 31, 1997 between the Company and Herm Rosenman.+

10.29 Stock Grant and Option Agreement dated December 24, 1997 between the Company and Herm Rosenman.+

10.30 Loan Agreement dated November 17, 1997 between the Company and Sirrom Capital Corporation dba Tandem Capital.

21.1      List of subsidiaries.**

23.1      Consent of Independent Certified Public Accountants.

27        Financial Data Schedule

--------------
    * Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-92294) filed with the Commission on May 31, 1995 and Amendment No. 1 thereto filed with the Commission on October 16, 1995.

   ** Incorporated by reference to the Company's Form 10-KSB dated April 12,
      1996 filed with the Commission on April 15, 1996.

  *** Incorporated by reference to the Company's Form 8-K dated January 30, 1997 filed with the Commission on February 14, 1997.

 **** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 1997.

***** Incorporated by reference to the Company's Form 10-QSB filed with the Commission on November 14, 1997.

    + A compensatory plan or arrangement.

        b.      Reports on Form 8-K
        The Company filed the following reports on Form 8-K during the year ended December 31, 1997:


                1. Form 8-K dated January 6, 1997, reporting a change in accountants.

                2. Form 8-K dated February 14, 1997, reporting that pursuant to an Asset Purchase Agreement between the Company, the Company's wholly owned subsidiary, Ultra Acquisition Corporation, a Nevada Corporation ("UAC") and Mull Acres Investments, Inc. ("Mull Acres"), the Company, through UAC, purchased from Mull Acres certain assets, including equipment and inventory, of Mull Acres' Ultra Kustom Cycles and Ultra Kustom Parts Divisions that had been used in connection with the manufacture, distribution and sales of motorcycles and motorcycle parts and accessories.

                3. Form 8-K/A Amendment No. 1, dated April 15, 1997, to its Form 8K Reports dated January 30, 1997, reporting (1) the combined audited financial statements of Ultra Bikers, LLC and Ultra Kustom cycles for the period of inception (September 19, 1996) to December 31, 1996, and
                        (2) the pro forma financial statements of Bikers Dream, Inc., Ultra Bikers, LLC and Ultra Kustom Cycles for the year ended December 31, 1996.


                4. Form 8-K dated September 29, 1997, announcing the conversion of various promissory notes and secured notes into Series B Preferred stock, setting the terms of the Series B Preferred stock, announcing the appointment of Herm Rosenman as President and CEO of the Company, and a balance sheet amended as of 8/31/97 to reflect the conversion of the notes to Series B Preferred stock.

                                   SIGNATURES

In accordance with Section 13 or 15(d)of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bikers Dream, Inc.

Dated:  April 15, 1998              By:   /s/    HERM ROSENMAN
                                       -----------------------------------------
                                       Herm Rosenman, President/CEO

Dated:  April 15, 1998              By:   /s/     ANNE TODD
                                       -----------------------------------------
                                       Anne Todd, Corporate Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/    HERM ROSENMAN                       April 15, 1998
-----------------------------------
Herm Rosenman
President, CEO and Director

     /s/       ANNE TODD                         April 15, 1998
-----------------------------------
Anne Todd
Corporate Secretary, Principal
Financial Officer, and Controller

                                                 April 15, 1998
-----------------------------------
Donald J. Duffy
Director

                                                 April 15, 1998
-----------------------------------
John Russell
Director

                                                 April 15, 1998
-----------------------------------
Humbert Powell
Director

                                                 April 15, 1998
-----------------------------------
Terrence Quinn
Director

                               BIKERS DREAM, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1997 AND 1996

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                               DECEMBER 31, 1997



                                                                       Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                         F-2 - F-3

   Consolidated Statements of Operations                              F-4

   Consolidated Statements of Shareholders' Equity                    F-5 - F-6

   Consolidated Statements of Cash Flows                              F-7 - F-9

   Notes to Consolidated Financial Statements                         F-10 - F-33


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc.

We have audited the accompanying consolidated balance sheet of Bikers Dream, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bikers Dream, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 14, 1998

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1997

                                            ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                    $     667,258
    Marketable securities                                                              200,332
    Accounts receivable, net of allowance for doubtful accounts of $257,000            961,270
    Notes receivable, current portion                                                   16,999
    Inventories                                                                      4,454,091
    Prepaid expenses and other current assets                                           99,760
                                                                                 -------------

           Total current assets                                                      6,399,710

NOTES RECEIVABLE, net of current portion                                                13,039
FURNITURE AND EQUIPMENT, net                                                         1,052,195
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of accumulated
    amortization of $229,127                                                         3,520,228
DEPOSITS AND OTHER ASSETS                                                              303,869

               TOTAL ASSETS                                                      $  11,289,041
                                                                                 =============


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                               DECEMBER 31, 1997

                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                             $     670,796
    Accrued expenses                                                                 1,397,627
    Current portion of long-term debt                                                   89,670
    Current portion of notes payable                                                     8,709
    Note payable to shareholder                                                         36,000
                                                                                 -------------

        Total current liabilities                                                    2,202,802

DEFERRED RENT                                                                           64,910
LONG-TERM DEBT, less current portion                                                   276,766
NOTES PAYABLE, less current portion                                                  2,581,280
                                                                                 -------------

           Total liabilities                                                         5,125,758
                                                                                 -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Series A, convertible preferred stock, no par value
        liquidation preference of $175,000 per share
           30 shares authorized
           3 shares issued and outstanding                                             402,500
    Series B, convertible preferred stock, no par value
        cumulative dividends, liquidation preference of $1 per share
           8,000,000 shares authorized
           6,481,385 shares issued and outstanding                                   6,481,385
    Common stock, no par value
        25,000,000 shares authorized
        2,544,926 issued and outstanding                                            11,269,995
    Accumulated deficit                                                            (11,990,597)
                                                                                 -------------
           Total shareholders' equity                                                6,163,283
                                                                                 -------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  11,289,041
                                                                                 =============


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

                                                                        1997              1996
                                                                    ------------       ------------
REVENUES
    Product sales                                                   $ 14,838,057       $  8,903,517
    Financing contracts                                                   86,930             93,142
                                                                    ------------       ------------

        Total revenues                                                14,924,987          8,996,659

COST OF GOODS SOLD                                                    14,296,108          7,889,271
                                                                    ------------       ------------

GROSS PROFIT                                                             628,879          1,107,388
                                                                    ------------       ------------

EXPENSES
    Selling, general, and administrative expenses                      4,584,294          4,550,744
    Depreciation and amortization                                        461,786            197,476
    Franchise income                                                          --            (34,290)
    Loss on closure of store                                                  --            166,634
    Equity in loss of Ultra Bikers, LLC                                       --             16,145
                                                                    ------------       ------------

        Total expenses                                                 5,046,080          4,896,709
                                                                    ------------       ------------

OPERATING LOSS                                                        (4,417,201)        (3,789,321)
                                                                    ------------       ------------

OTHER EXPENSE
    Interest expense                                                    (592,076)          (169,731)
    Other expense, net                                                  (107,707)           (70,316)
                                                                    ------------       ------------

        Total other expense                                             (699,783)          (240,047)
                                                                    ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (5,116,984)        (4,029,368)

PROVISION FOR INCOME TAXES                                                   800                800
                                                                    ------------       ------------

NET LOSS                                                            $ (5,117,784)      $ (4,030,168)
                                                                    ============       ============

BASIC LOSS PER SHARE                                                $      (2.54)      $      (2.95)
                                                                    ============       ============

DILUTED LOSS PER SHARE                                              $      (2.54)      $      (2.95)
                                                                    ============       ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                                    2,018,075          1,364,818
                                                                    ============       ============

   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,

                            Series A, Convertible    Series B, Convertible
                              Preferred Stock           Preferred Stock           Common Stock          Accumulated
                            Shares     Amount        Shares     Amount         Shares        Amount       Deficit         Equity
                            ------   ----------    ----------  ----------     ---------  -------------  -------------  ------------
BALANCE, DECEMBER 31, 1995      -    $        -             -  $        -     1,107,184      3,166,970    (2,482,815)      684,155

PRIVATE PLACEMENTS, NET OF
  OFFERING COSTS                7     1,102,500                                 569,000      2,893,834                   3,996,334
DEBT CONVERTED TO EQUITY                                                        222,198      1,579,300                   1,579,300
ACCOUNTS PAYABLE AND
  ACCRUED EXPENSES
  CONVERTED TO EQUITY                                                            19,604        135,467                     135,467
CANCELLATION OF SHARES                                                         (190,000)      (569,458)                   (569,458)
ISSUANCE OF COMMON STOCK
  IN EXCHANGE FOR SERVICES                                                       21,750        151,800                     151,800
EXPENSE RELATING TO STOCK
  OPTIONS GRANTED BELOW THE
  FAIR MARKET VALUE                                                                            120,000                     120,000
DIVIDENDS ACCRUED ON
  PREFERRED STOCK                                                                                            (61,000)      (61,000)
NET LOSS                                                                                                  (4,030,168)   (4,030,168)
                            ----- -------------  ------------  ----------  ------------  ------------- -------------  ------------

BALANCE, DECEMBER 31, 1996      7     1,102,500             -           -     1,749,736      7,477,913    (6,573,983)    2,006,430
DEBT INTEREST THEREON
  CONVERTED TO EQUITY                               6,481,385   6,481,385       274,000      1,370,000                   7,851,385
ACCOUNTS PAYABLE AND
  ACCRUED EXPENSES
  CONVERTED TO EQUITY                                                            48,391        279,457                     279,457
ISSUANCE OF COMMON STOCK
  TO EMPLOYEES IN EXCHANGE
  FOR SERVICES                                                                    4,333         32,750                      32,750
EXERCISE OF OPTIONS FOR CASH                                                    240,800        855,500                     855,500


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                                FOR THE YEARS ENDED DECEMBER 31,


                            Series A, Convertible    Series B, Convertible
                              Preferred Stock           Preferred Stock           Common Stock            Accumulated
                            Shares     Amount        Shares     Amount         Shares        Amount          Deficit        Equity
                            ------   --------     ----------   ----------     ---------    ----------    -------------  ------------
EXERCISE OF SERIES C
  WARRANTS FOR CASH                  $                         $                125,000    $   484,375   $              $   484,375
CONVERSION OF SERIES A
  CONVERTIBLE PREFERRED
  STOCK TO COMMON STOCK        (4)   (700,000)                                   93,333        700,000                            -
DIVIDENDS ON SERIES A
  CONVERTIBLE PREFERRED
  STOCK CONVERTED TO
  COMMON STOCK                                                                    9,333         70,000                       70,000
DIVIDENDS ACCRUED ON
  PREFERRED SHARES                                                                                           (298,830)     (298,830)
NET LOSS                                                                                                    (5,117,784)  (5,117,784)
                           -----     --------     ---------    -------------  ------------  ----------   -------------  ------------

BALANCE, DECEMBER 31, 1997     3     $402,500     6,481,385    $   6,481,385  2,544,926    $11,269,995   $ (11,990,597) $ 6,163,283
                           =====     ========     =========    =============  ============  ==========   =============  ============



   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,


                                                                       1997            1996
                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $  (5,117,784)  $  (4,030,168)
    Adjustments to reconcile net loss to net cash
        used in operating activities
           Depreciation and amortization                               461,786         197,476
           Loss on disposal of fixed assets                                  -         130,949
           Issuance of common stock for services                        32,750         151,800
           Issuance of preferred stock for interest expense            231,385               -
           Stock options granted below the fair market value                 -         120,000
           Equity in loss of Ultra Bikers, LLC                               -          16,145
    (Increase) decrease in
        Accounts receivable                                           (712,639)        144,265
        Inventories                                                 (1,542,965)       (251,439)
        Prepaid expenses and other current assets                      (18,222)         51,981
    Increase (decrease) in
        Accounts payable                                               509,321          88,657
        Other accrued expenses                                        (218,451)        380,106
                                                                 -------------   -------------

                  Net cash used in operating activities             (6,374,819)     (3,000,228)
                                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in deposits                                   (234,206)        151,643
    Payments for purchases of furniture and equipment                 (216,435)       (178,010)
    Purchase of marketable securities                                 (200,000)              -
    Purchase of Ultra Kustom Cycles                                 (1,100,000)              -
    Investment in Ultra Bikers, LLC                                          -      (1,525,000)
    Increase in deferred rent                                           (2,627)         12,604
    Other                                                              (30,370)              -
                                                                 -------------   -------------

                  Net cash used in investing activities             (1,783,638)     (1,538,763)
                                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments made on long-term debt and capitalized
        leases                                                        (134,051)        (64,606)
    Proceeds from issuance of preferred stock                                -       1,225,000
    Cost associated with issuance of preferred stock                         -        (122,500)
    Proceeds from issuance of common stock                           1,339,875       2,987,250
    Costs associated with issuance of common stock                           -         (93,416)
    Proceeds from issuance of convertible notes payable              4,920,000         450,500
    Proceeds from issuance of notes payable                          2,500,000         570,000
    Principal payments made on notes payable                                 -        (188,035)
    Payments on notes payable to shareholders                          (48,000)       (113,047)
                                                                 -------------   -------------

                  Net cash provided by financing activities          8,577,824       4,651,146
                                                                 -------------   -------------


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                                                FOR THE YEARS ENDED DECEMBER 31,



                                                                      1997           1996
                                                                 -------------   -------------
                  Net increase in cash and cash equivalents      $     419,367   $     112,155

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           247,891         135,736
                                                                 -------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $     667,258   $     247,891
                                                                 =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the years ended December 31, 1997 and 1996, approximately $550,000 and $170,000, respectively, of cash was paid for interest expense.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1997, the Company issued a note payable in connection with the acquisition of Ultra Kustom Cycles in the amount of $2,700,000.

During the year ended December 31, 1997, the Company converted notes payable of $6,250,000 and $1,370,000 into 6,250,000 shares of Series B preferred stock and 274,000 shares of common stock, respectively.

During the year ended December 31, 1997, the Company paid dividends of $70,000, compensation of $32,750, and interest expense of $231,385 by issuing 9,333 and 4,333 shares of common stock and 231,385 shares of Series B preferred stock, respectively. In addition, the Company also converted accounts payable of $279,457 into 48,391 shares of common stock.

During the year ended December 31, 1997, the Company converted 4 shares of Series A convertible preferred stock into 93,333 shares of common stock.

During the year ended December 31, 1997, the Company converted certain notes payable into Series B convertible preferred stock.

During the year ended December 31, 1996, the Company converted the 8% convertible note of $1,079,500 into 126,998 shares of common stock.

During the year ended December 31, 1996, the Company converted notes payable in the amount of $499,800 into 238,000 Units. (Each Unit consists of two shares of common stock, one Series A warrant to purchase one share of common stock for $5.25 per share, and one Series B warrant to purchase one share of common stock at $7.50 per share.)

During the year ended December 31, 1996, the Company converted accounts payable and accrued expenses of $53,177 and $82,290, respectively, into 19,604 shares of common stock.

During the year ended December 31, 1996, the Company entered into a note payable with a lender for equipment in the amount of $303,555.


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                                                FOR THE YEARS ENDED DECEMBER 31,



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

During the year ended December 31, 1996, the Company transferred the Company-owned superstore in Clearwater, Florida to the former president, chief executive officer, and director of the Company in exchange for the cancellation of 190,000 shares of Bikers Dream, Inc. common stock. In connection with the transfer, the Company transferred $612,899 of assets consisting of inventory of $466,473 and fixed assets of $146,426. In addition, the Company wrote-off deferred rent of $43,441.


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Line of Business
        Bikers Dream, Inc. (the "Company") was originally incorporated in 1991. As of March 13, 1995, the Company acquired a publicly-traded dormant entity formerly known as HDL Communications ("HDL"). After the acquisition, the Company was merged into HDL, and HDL changed its name to Bikers Dream, Inc. At the time of acquisition, there was no active trading market for the Company's stock and management of the Company, and HDL determined in arm's length negotiation that the market value of the combined entities was approximately $4.0 million (or approximately $5.00 per share) which was evidenced by the number of shares issued (820,000) in connection with the acquisition as follows:

        -  660,000 shares to former Company shareholders
        -  60,000 shares to former HDL shareholders
        - 100,000 shares to holders of $500,000 of convertible notes of HDL who converted them into shares of the Company at a price of $5.00 per share immediately prior to the closing of the acquisition

        At the time of the merger, HDL's assets and liabilities consisted of a note receivable of $500,000 from the Company and notes payable in the amount of $500,000. As the notes were converted into shares concurrent with the acquisition, the 60,000 shares issued to former HDL shareholders were issued in consideration for the public entity HDL.

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

        The surviving company is in the business of manufacturing and selling new Ultra Kustom and other new and used motorcycles, parts, accessories, apparel, and service through Company-owned retail stores and dealer-operated stores throughout the United States.

        In September 1996, the Company entered into an agreement with Mull Acres Investments, Inc. ("Mull Acres") to become a member of Ultra Bikers, LLC, a newly-formed California limited liability company (the "LLC"). The Company contributed $1,525,000 in cash for a 49% interest in the LLC, and Mull Acres received a 51% interest for its expertise in the business of manufacturing, distributing, and selling custom motorcycles.

        The Company's investment in the LLC was loaned to the Ultra Kustom Cycles division ("UKC") of Mull Acres to be used to manufacture motorcycles and related parts and accessories. UKC sold the motorcycles and related parts and accessories to the LLC at cost, and the LLC then sold the motorcycles to the Company and unrelated parties. The operations of UKC began substantially on September 19, 1996 after receiving the necessary capital from the LLC to fund its production activities.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Organization and Line of Business (Continued)
        On January 30, 1997, through its newly-created subsidiary, Ultra Acquisition Corporation, the Company entered into an Asset Purchase Agreement with Mull Acres to purchase the net assets, which included the employee base and manufacturing expertise, of UKC for $3,800,000, which consisted of $1,100,000 in cash and a note payable of $2,700,000. After the close of the transaction, the LLC was dissolved, and the Company owned 100% of the assets of UKC. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized over fifteen years.

        The estimated fair value of the assets purchased and liabilities assumed at the acquisition date is summarized as follows:

               Furniture and equipment                                $     310,270
               Other assets                                                 108,928
               Excess cost over fair value of net assets acquired         3,749,355
               Other liabilities                                           (368,553)
                                                                      -------------

                  PURCHASE PRICE                                      $   3,800,000
                                                                      =============

        The operations of the UKC from January 1, 1997 to the date of the acquisition are immaterial; therefore, a pro forma statement of operations showing the acquisition as if it occurred on January 1, 1997 is not presented.

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

        Revenue Recognition

        Product Sales
        Revenue from the sale of products is recognized at the time of delivery to the customer.

        Financing Income
        Financing income is the Company's participation in finance contracts for motorcycle sales. Revenue from financing income is recognized when earned.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Superstore Pre-Opening Costs

        All costs associated with opening a Company-owned and operated superstore, with the exception of capitalized furniture, fixtures, and equipment, are expensed when incurred.

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

        Net Loss Per Share

        For the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 have been restated using the methodologies of SFAS No. 128. Since the Company had a net loss for 1997 and 1996, basic earnings per share and diluted earnings per share are the same.

        Stock Split

        Effective February 5, 1998, the Company effected a 1-for-5 reverse stock split of its common stock and Series B convertible preferred stock. All shares and per share data have been retroactively restated to reflect the stock split.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

        Marketable Securities

        The Company accounts for its investment in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments include mutual funds which are classified as available-for-sale securities and are stated at fair market value. At December 31, 1997, the market value of these investments approximates cost under the specific-identification method.

        Inventories

        Inventories are stated at the lower of cost (average cost method) or market. Cost is determined by the specific identification method for finished motorcycles and work-in-process inventories and the average cost method for parts inventories. Finished goods include capitalized overhead costs, which include primarily labor.

        Furniture and Equipment

        Furniture and equipment, including capitalized leases, are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is the lesser, as follows:

               Furniture and fixtures                            7 years
               Equipment                                    5 to 7 years
               Computers                                         5 years
               Autos and trucks                                  7 years
               Leasehold improvements                            7 years

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

        Debt Issuance Costs

        Investment banking, broker, and other direct costs of obtaining new long-term financing are amortized over the term of the corresponding indebtedness.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Concentration of Risk

        The Company is operating in a growing market due to the current nationwide popularity of custom motorcycles. Its future success is dependent on the continuation of interest in the recreational motorcycle industry.

        Concentration of Credit Risk

        Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of December 31, 1997, the Company has no significant concentrations of credit risk.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

        Warranty Costs

        Included in other accrued expenses are accrued warranty costs. Estimated future warranty obligations related to motorcycles and parts are provided by charges to operations in the period in which the related revenue from the sales of motorcycles or parts is recognized.

        Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

        Reclassifications

        Certain amounts included in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Recently Issued Accounting Pronouncements

        SFAS No. 130, "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its financial position or results of operations.

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company has not determined the impact this new standard will have on its financial statements.


NOTE 2 - CASH AND CASH EQUIVALENTS

        The Company maintains cash deposits at several banks. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1997, the uninsured portion amounted to $638,873. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 3 - INVENTORIES

        Inventories at December 31, 1997 consisted of the following

               Parts                                                             $  2,337,990
               Work-in-process                                                        208,636
               Finished motorcycles                                                 1,907,465
                                                                                 ------------

                  TOTAL                                                          $  4,454,091
                                                                                 ============

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 4 - FURNITURE AND EQUIPMENT

        Furniture and equipment at December 31, 1997 consisted of the following:

               Furniture and fixtures                               $    153,069
               Equipment                                                 269,286
               Computers                                                 221,931
               Autos and trucks                                          581,486
               Leasehold improvements                                    254,825
                                                                    ------------

                                                                        1,480,597
        Less accumulated depreciation and amortization                    428,402

                  TOTAL                                             $   1,052,195
                                                                    =============


NOTE 5 - ACCRUED EXPENSES

        Accrued expenses at December 31, 1997 consisted of the following:

               Accrued dividends                                                 $     289,830
               Accrued salaries, wages, and payroll taxes                              128,924
               Accrued legal and settlement costs                                      433,098
               Customer deposits                                                       147,081
               Other accrued expenses                                                  398,694
                                                                                 -------------

                  TOTAL                                                          $   1,397,627
                                                                                 =============


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Leases (Continued)

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

        Minimum annual non-cancelable commitments under these leases are as follows:

               Year Ending
               December 31,
               ------------
                  1998                                                           $     412,560
                  1999                                                                 373,701
                  2000                                                                 246,246
                  2001                                                                 227,751
                  2002                                                                 160,162
                  Thereafter                                                           102,666
                                                                                 -------------
                      TOTAL                                                      $   1,523,086
                                                                                 =============

        Total rent expense incurred by the Company for the years ended December 31, 1997 and 1996 was $451,770 and $368,564, respectively.

        Litigation

        The Company is a defendant in a lawsuit in which plaintiffs allege violation of the Federal Trade Commission Rule and the requirements of the North Carolina Business Opportunity Sales Statute against the Company in connection with the Company's sale of a franchise to the plaintiffs in June 1994. The plaintiffs further allege that the Company breached its franchise contract with plaintiffs by failing to perform its obligations under the contract and engaged in unfair and deceptive trade practices. Management has been advised by counsel that the possible range of exposure on this issue is approximately $25,000 to $700,000 and that the probable amount of loss is approximately $75,000, which the Company has accrued as of December 31, 1997.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Litigation (Continued)

        During July 1997, the Company settled a dispute over an employee agreement matter in which the Company and its insurance company agreed to pay $250,000 in cash and stock during 1997 and 1998. During 1997, the Company's insurance company paid $50,000, the first installment payment due under the terms of the settlement agreement. The balance of the settlement is payable in common stock of the Company or cash and has been reserved for as of December 31, 1997.

        On March 18, 1998, the Company and its co-defendants finalized a settlement ("the Settlement") agreement with Harley-Davidson Motor Company relating to certain trademark and other infringements and a breach of a 1991 Consent Judgment. Under the terms of the Settlement, the Company and its co-defendants are required to pay $400,000, of which $300,000 was paid by insurance and the Company owes the balance of $100,000. The Company has accrued this liability as of December 31, 1997, which is included in other accrued expenses on the consolidated balance sheet.

        The Company is also subject to various employee, warranty and other claims and proceedings which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.


NOTE 7 - LONG-TERM DEBT

        Long-term debt consists of capital lease obligations and notes payable issued in connection with equipment purchases as follows:

               Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring principal and interest payments of $2,272 per month, with interest at
                  20% per annum through May 2000.                                     $ 51,772

               Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
                  principal and interest payments of $937 per month, with
                  interest at 16% per annum through December 2000.                      25,967

               Long-term note payable to a finance company collateralized by a diesel tractor, requiring principal and interest payments of per month, with interest at 10% per annum through January
                  2001.                                                                 57,985

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997


NOTE 7 - LONG-TERM DEBT (CONTINUED)

               Long-term note payable to a finance company, collateralized by a trailer, requiring principal and interest payments of $5,739 per month, with interest at 10.75% per annum through February
                  2002.                                                              $ 230,480

               Capitalized lease obligation payable to a finance company, collateralized by equipment, requiring principal and interest payments of $232  per month, with interest at 16% per annum
                  through January 1998.                                                    232
                                                                                     ---------

                                                                                       366,436
               Less current portion                                                     89,670

                      LONG-TERM PORTION                                              $ 276,766
                                                                                     =========

        Minimum future principal debt payments at December 31, 1997 are as follows:

                Year Ending                       Capitalized         Notes
               December 31,                          Leases          Payable           Total
                  1998                           $      38,734   $      91,308   $     130,042
                  1999                                  38,505          91,308         129,813
                  2000                                  22,601          91,308         113,909
                  2001                                       -          70,738          70,738
                  2002                                       -          11,478          11,478
                  Thereafter                                 -               -               -
                                                 -------------   -------------   -------------

                                                        99,840         356,140         455,980
                  Less amounts representing
                      interest                          21,869         67,675          89,544
                                                 -------------   ------------    ------------

                          TOTAL                  $      77,971   $     288,465   $    366,436
                                                 =============   =============   ============


NOTE 8 - NOTES PAYABLE

        During January 1997, the Company issued 12% notes payable to several investors, including related parties, with aggregate principal amounting to $2,210,000. The Company also issued to investors Series C warrants to purchase the Company's common stock as more fully described in Note 11. During September 1997, these notes and interest thereon of $167,223 were converted to the Company's newly issued Series B convertible preferred stock.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 8 - NOTES PAYABLE (CONTINUED)

        During 1997, the Company issued 9.75% notes payable to several investors, including related parties, with aggregate principal amounting to $2,710,000. The Company also issued to investors Series E warrants to purchase the Company's common stock as more fully described in Note 11. During September 1997, these notes and interest thereon of $64,162 were converted to the Company's newly issued Series B convertible preferred stock.

        Under the Asset Purchase Agreement (described in Note 1), the Company issued a $2,700,000 note payable on January 30, 1997. On June 30, 1997, the Company and Mull Acres entered into a Note Conversion Agreement by which Mull Acres agreed to exercise 274,000 of its then outstanding stock options to purchase the Company's common stock in satisfaction of $1,370,000 of the note payable, and to accept 1,330,000 of the Company's Series B convertible preferred stock in satisfaction of the remaining principal balance due under the note payable. Under the terms of the Note Conversion Agreement, 730,000 shares of the Series B convertible preferred stock were retained by the Company in escrow to secure Mull Acres' performance under its indemnification obligations outlined in the Asset Purchase Agreement.

        The notes payable at December 31, 1997 consisted of the following:

               Note payable to Tandem Capital, dated November 17, 1997, with interest at 12% per annum, due and payable quarterly,
                  collateralized by a first lien on all assets of the Company,
                  and payable in May 1999.                                       $   2,500,000

               Note payable to bank assumed in conjunction with the acquisition of a former franchise operation, guaranteed by the Small
                  Business Administration ("SBA") and collateralized by all the assets of the Sacramento store, with interest at prime plus
                  2.5% per annum (10% at December 31, 1997), payable monthly
                  through April 2005.                                                   89,989
                                                                                 -------------
                                                                                     2,589,989
               Less current portion                                                      8,709
                                                                                 -------------
                      LONG-TERM PORTION                                          $   2,581,280
                                                                                 =============

        As more fully described in Note 11, certain stock purchase warrants were issued in connection with the $2,500,000 note payable to Tandem Capital.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997


NOTE 8 - NOTES PAYABLE (CONTINUED)

        The following is a schedule by years of future maturities of long-term debts:

               Year Ending
               December 31,
               ------------
                  1998                                    $        8,709
                  1999                                         2,509,636
                  2000                                            10,663
                  2001                                            11,799
                  2002                                            13,055
                  Thereafter                                      36,127
                                                          --------------
                      TOTAL                               $    2,589,989
                                                          ==============


NOTE 9 - INCOME TAXES

        The following table presents the current and deferred income tax provision for federal and state income taxes:

                                                     Year Ended December 31,
                                                  ------------------------------
                                                      1997            1996
                                                  -------------   -------------
               Current
                  Federal                         $           -   $           -
                  State                                     800             800
                                                  -------------   -------------

                                                            800             800
                                                  -------------   -------------
               Deferred
                  Federal                                     -               -
                  State                                       -               -
                                                  -------------   -------------

                                                              -               -
                                                  -------------   -------------

               PROVISION FOR INCOME TAXES         $         800   $         800
                                                  =============   =============

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 9 - INCOME TAXES (CONTINUED)

        The tax effects of temporary differences which give rise to the deferred tax provision (benefit) consist of:

                                                                       1997            1996
                                                                 -------------   -------------
               Furniture and equipment                           $      (2,936)  $      (8,968)
               Accrued liabilities                                       2,569          12,638
               Accounts receivable allowance                            82,943           9,932
               Inventory reserve                                       266,000          27,010
               Net operating losses                                  1,566,566       1,415,258
               Other                                                    (1,047)        (16,074)
               Valuation allowance                                  (1,914,095)     (1,439,796)
                                                                 -------------   -------------
                  TOTAL                                          $           -   $           -
                                                                 =============   =============

        The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                                 Year Ended December 31,
                                                                 ----------------------
                                                                    1997         1996
                                                                 ---------     --------
               Statutory regular federal income tax rate             (34.0%)     (34.0%)
               State income taxes, net of federal benefit                -            -
               Change in valuation allowance                          33.8         33.5
               Other                                                   0.2          0.5
                                                                 ---------     --------
                  TOTAL                                                  -%           -%
                                                                 =========     ========

        The components of the deferred income tax assets (liabilities) as of December 31 are as follows:

                                                     1997            1996
                                               -------------   -------------
          Furniture and equipment              $     (38,689)  $     (35,753)
          Accrued expenses                            34,527          31,958
          Accounts receivable allowance              102,943          20,000
          Inventory reserve                          306,000          40,000
          Net operating loss carryforwards         3,842,415       2,275,849
          Other                                       25,964          27,011
                                               -------------   -------------

                                                   4,273,160       2,359,065
          Valuation allowance                      4,273,160       2,359,065
                                               -------------   -------------

             TOTAL                             $           -   $           -
                                               =============   =============

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 9 - INCOME TAXES (CONTINUED)

        As of December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $12,300,000 and $4,200,000, respectively. The net operating loss carryforwards begin expiring in 2002 and 1998, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code
        Section 382 and similar state provisions.


NOTE 10 - SHAREHOLDERS' EQUITY

        Preferred Stock

        In 1996, the Company sold 7 units of Series A preferred stock for a price of $175,000 per unit for a total consideration of $1,102,500, net of offering costs. As more fully described in Note 11, the holder of each unit received 10,000 Series D warrants. Each unit consists of one share of convertible preferred stock which pays annual stock dividends of 10%. Each share of preferred stock is convertible at the option of the holder, after the effective date of the registration statement with respect to the common stock, into 10,000 shares of the Company's common stock at a conversion rate of $17.50 per share. If at the time of conversion 75% of the current bid price is less than $17.50 per share, the holder will receive a greater number of shares, but in no case will the conversion rate be less than $7.50 per share. In addition, the Company may call for the conversion of the preferred stock if the average closing price of the Company's common stock is $37.50 per share for ten consecutive trading days or any time after the third anniversary of the private placement. Preferred shareholders shall have preferences on liquidation over common shareholders.

        During 1997, accrued dividends of $70,000 on Series A convertible preferred stock were converted into 9,333 shares of common stock. As of December 31, 1997, cumulative per share dividends in arrears on December 31, 1997 were approximately $26,167 per preferred share or $78,500 in aggregate.

        As described in Note 8, the Company converted notes payable totaling $6,250,000 and accrued interest thereon of $231,385 into 6,481,385 shares of Series B convertible preferred stock. Each share of Series B preferred stock is convertible at the option of the holder. Holders of the preferred shares shall have preferences on liquidation over common shareholders. The preferred shares may be redeemed by the corporation at the option of the Board of Directors on a pro rata basis at any time or from time to time in whole or in part commencing one year after the date of issuance at a redemption price of $1.125 per preferred share, plus all accumulated and unpaid dividends. Dividends on the preferred stock are cumulative and accrue whether or not declared on each preferred share at the annual rate of $.0975 per preferred share. At December 31, 1997, accrued dividends on Series B preferred shares were $.03381 preferred share or $211,330.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Common Stock

        In 1996, the Company sold 284,500 units of common stock for a price of $10.50 per unit in two private placement offerings for a total consideration of $2,987,250 before offering costs. Each unit consists of two shares of the Company's common stock. In addition, the holder of each unit received one Series A Common Stock Purchase Warrant ("Series A Warrants") to purchase one share of the Company's common stock at a price of $5.25 per share and one Series B Common Stock Purchase Warrant ("Series B Warrants") to purchase one share of the Company's common stock at $7.50 per share. All of the Series A warrants and Series B warrants expired during 1997.

        During 1997, the Company repriced certain stock options and warrants which resulted in a charge on the consolidated statement of operations of $3,500,000.

        At December 31, 1997, common shares were reserved for issuance as follows:

        Assuming exercise of:

               1995 Inventive Stock Option Plan                                            200
               1995 Nonqualified Stock Option Plan                                      30,000
               1995 Nonqualified Director's Stock Option Plan                          128,007
               Other stock options                                                     191,795
               Stock purchase warrants                                                 534,000
                                                                                       -------
                  TOTAL                                                                883,995
                                                                                       =======

        Stock Option Plans

        The Company has adopted three stock option plans, the 1995 Incentive Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, and the 1995 Non-Qualified Directors' Stock Option Plan. The shares issued pursuant to the plans are restricted shares until or unless registered by the Company. In addition, the Company from time to time will issue nonqualified stock options outside of these three plans.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        Under the Incentive Stock Option Plan, options may be granted by the Compensation Committee to its officers, key employees, and other employees according to responsibility and length of service. Options may not be granted to employees owning more than 10% of the total combined voting power of the stock of the corporation. Options granted under the plan shall be granted within 10 years of the date of the adoption of the plan, and must be exercised within 10 years of the grant. The aggregate number of shares that may be issued pursuant to the plan is 100,000 over the life of the plan, and the aggregate fair market value of the stock for exercise for the first time during any calendar year is $100,000 per individual. The exercise price of the options is determined by the Compensation Committee, but in any case the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest pro rata over a four-year period.

        The Nonqualified Stock Plan provides for incentives to management, executive personnel of the Company and others. The plan limits the number of shares to 200,000, and the aggregate value of underlying shares granted in any year for any single employee may not exceed $100,000 in value. The option price is fixed by the bid price of the Company's shares as quoted on NASDAQ or the Bulletin Board at the close of business on the date of the grant. Options must be exercised within 10 years of the date of grant thereof and shall vest at such time or times as the Board of Directors shall fix on the date of grant.

        The Director's plan is a Nonqualified Plan and provides for 60,000 shares in total, 10,000 shares to be granted to each director on assuming office. The underlying share price is determined by the bid price on NASDAQ or the Bulletin Board on the date of the grant. The options vest over a five-year period. Options must be exercised within ten years of the date of grant.

        In addition to the stock options issued under the above plans, the Company issued other stock options.

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

                                                                    Year Ended December 31,
                                                                 -----------------------------
                                                                       1997            1996
                                                                 -------------   -------------
               Net loss
                  As reported                                    $  (5,117,784)  $  (4,030,168)
                  Pro forma                                      $  (8,810,236)  $  (4,206,309)
               Basic and diluted loss per common share
                  As reported                                    $      (2.54)   $      (2.95)
                  Pro forma                                      $      (4.37)   $      (3.08)

        The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1997 and 1996: dividend yields of 0% and 0%; expected volatility of 99% and 65%; risk-free interest rates of 5.7% and 7.0%; and expected life of 5 years and 2.95 years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1997 and 1996 was $4.00 and $2.35, respectively, and the weighted-average exercise price was $7.70 and $5.15, respectively.

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

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

                                                        Weighted-                   Weighted-
                                                         Average                     Average
                                          Incentive      Granted                    Granted
                                            Stock         Price          Other        Price
                                        Option Plan     Per Share        Options     Per Share
                                        -----------     ---------        -------     ---------
   Outstanding, December 31, 1995            74,960      $10.72          110,000       $5.00
      Granted                                13,300      $11.26          607,000       $8.82
      Exercised                                   -      $    -                -       $   -
      Canceled                              (84,260)     $10.90                -       $   -
                                      -------------                     --------

   Outstanding, December 31, 1996             4,000      $ 8.75          717,000       $8.24
      Granted                                     -      $    -          639,547       $5.16
      Exercised                                   -      $    -         (482,000)      $4.33
      Canceled                               (3,800)     $ 8.75         (165,000)      $8.96
                                      -------------                     --------

   OUTSTANDING,
     DECEMBER 31, 1997                          200      $ 8.75          709,187       $7.95
                                      =============                     ========

   EXERCISABLE AT
     DECEMBER 31, 1997                          200                      191,795
                                      =============                     ========

        The weighted-average remaining contractual life of options outstanding issued under the Incentive Stock Option Plan and for other options is
        8.7 and 3.6 years, respectively, at December 31, 1997. There are 99,800 options available for future grants.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

                                                        Weighted-                   Weighted-
                                                        Average                     Average
                                       Nonqualified     Granted                     Granted
                                        Directors         Price    Nonqualified       Price
                                       Option Plan      Per Share   Option Plan     Per Share
                                       -----------      ---------   -----------     ---------
      Outstanding,
        December 31, 1995                    28,000     $   11.07         60,000    $    8.70
         Granted                            100,000     $    7.20              -    $       -
         Exercised                                -     $       -              -    $       -
         Canceled                                 -     $       -         (7,000)   $    7.50
                                      -------------                -------------

      Outstanding
        December 31, 1996                   128,000     $    8.05         53,000    $    8.85
         Granted                                  -     $       -              -    $       -
         Exercised                                -     $       -              -    $       -
         Canceled                                 -     $       -        (23,000)   $    5.40
                                      -------------                -------------

      OUTSTANDING,
        DECEMBER 31, 1997                   128,000     $                 30,000    $    9.16
                                      =============                =============

      EXERCISABLE AT
        DECEMBER 31, 1997                   128,000                       21,050
                                      =============                =============

        The weighted-average remaining contractual life of options outstanding issued under the Nonqualified Option Plan and the Director's Nonqualified Option Plan is 6.45 and 7.49 years, respectively, at December 31, 1997. There are 72,000 nonqualified stock options and 30,000 director's nonqualified stock options available for future grants.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 11 - STOCK PURCHASE WARRANTS

        At December 31, 1997, the Company has the following outstanding stock purchase warrants:

        1) Under the terms of the $2,500,000 loan agreement, Tandem Capital received an initial Stock Purchase Warrant to purchase 87,500 shares of the Company's common stock at an exercise price of $5.00 per share, which is exercisable on or before November 17, 2002. These warrants are outstanding at December 31, 1997. Additionally, Tandem Capital will receive a Stock Purchase Warrant on June 1, 1998 to purchase 75,000 shares of the Company's common stock at an exercise price of $1.05 per share, which is exercisable on or before June 1, 2003.

        2) In connection with the issuance of $2,210,000 of notes payable, the holders of the Notes received 221,000 Series C warrants. Each warrant gives the holder the right to purchase the Company's common stock. Certain holders of these notes exercised 125,000 of the options for $484,375. At December 31, 1997, 96,000 of these warrants are outstanding.

        3) The holders of certain notes issued in June 1996 received 77,000 Series D warrants to purchase the Company's common stock at an exercise price of $5.00 per share. The warrants expire three years after issuance. In addition, warrants are callable if the Company's common stock closes at $7.50 per share for ten consecutive trading days after registration of the preferred stock. At December 31, 1997, there were 77,000 Series D warrants outstanding.

        4) Under the terms of the 9.75% notes payable with aggregate principal of $2,710,000 issued in June 1997, investors received an aggregate of 273,500 Series E warrants to purchase common stock. All of these warrants were outstanding at December 31, 1997.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997


NOTE 12 - RELATED PARTY TRANSACTIONS

        During 1997 and 1996, the Company incurred $193,800 and $133,689, respectively, in legal fees and/or consulting fees from a law firm of which Rowland W. Day, ll, a shareholder and former member of the Board of Directors and former Co-Chairman of the Company, is a partner. Accrued legal and consulting fees of $59,577 were converted into 11,915 shares of common stock during December 1997.

        On August 31, 1995, Dennis Campbell, the Company's former President, loaned the Company $24,000 on a demand note at an interest rate of 16% per annum. This note was reduced by a principal payment of $1,500 during 1995, leaving a balance of $22,500 as of December 31, 1995. The remaining balance was paid as of December 31, 1996.

        On December 31, 1995, Dennis Campbell loaned the Company $14,547 on demand at 10% interest, which note was outstanding at December 31, 1995, and subsequently paid in full in January 1996.

        On December 31, 1995, the Company issued its demand note payable in lieu of compensation to Dennis Campbell in the sum of $100,000, bearing interest at 10%, in consideration of a bonus deferral. This note was reduced by principal payments of $16,000 during 1996 and $48,000 during 1997, leaving a balance of $36,000 as of December 31, 1997.

        On October 1, 1995, the Company entered into a consulting agreement with Meyer Duffy, & Associates ("Meyer Duffy"), a management consulting firm whose principal partner, Donald Duffy, is also a shareholder, Director, and former Co-Chairman of the Company, which was amended on November 1, 1995, whereby Meyer Duffy was retained to provide consulting, financial advisory, and investment banking services for a ten-month term commencing October 1, 1995. The agreement provides for the payment of $5,000 per month to Meyer Duffy.

        Under the terms of the agreement, Meyer Duffy is to use its best efforts to obtain a commitment from an investment banking firm to raise up to $20 million in capital for the Company. The agreement provides that upon the successful closing of an offering through an investment banker introduced by Meyer Duffy, the Company will issue an option to Meyer Duffy to purchase 2,000 shares of the Company's common stock for each $1 million of capital received by the Company in such an offering, up to a maximum of 20,000 shares for $20 million in capital received, and that the option is granted in pro rata increments, exercisable at a price of $8.50 per share at any time within two years after the date of completion of a successful financing pursuant thereto. In addition, Meyer Duffy is to be compensated by means of an option to purchase 10,000 shares of the Company's common stock at a price of $8.50 per share within two years of a grant in consideration of arranging for bridge financing to the Company in the amount of $1.1 million in convertible debt, and a fee of 5% of all proceeds received from the bridge financing in excess of $100,000.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

        On October 17, 1995, William R. Gresher, Senior Vice President, Chief Financial Officer and a director of the Company at that time, loaned $50,000 to the Company, pursuant to a note bearing interest at 11% per annum, on demand, and on October 24, 1995, Mr. Gresher loaned an additional $10,000 to the Company on the same terms. (Mr. Gresher subsequently resigned his positions with the Company and was given a $70,000 severance package of which $28,000 is payable at December 31, 1996 (see Note 7). The loan was subsequently repaid including interest during 1997.

        On November 3, 1995, M.D. Strategic L.P., a partnership of which Donald Duffy is a principal, loaned $100,000 to the Company for 90 days at 8% interest per annum, receiving notes which are convertible into shares of common stock of the Company at $8.50 per share on certain conditions related to proposed asset-based financing of the Company. On December 3,1995, M.D. Strategic made an additional loan of $49,997 to the Company, and on December 5, 1995, a similar loan was consummated in the sum of $50,000, for convertible notes bearing the same terms and due 90 days from the funding thereof. These notes were converted on March 14,1996 into 23,529 shares of common stock of the Company.

        During 1996, the Company incurred $52,201 in legal fees to the law offices of Robert E. King, Jr. of which Richard E. King, Jr., Secretary and a director of the Company, is the principal. (Mr. King subsequently resigned his positions with the Company.)

        In April 1996, the Company obtained a 90-day, unsecured loan in the amount of $299,880 from M.D. Strategic L.P., a partnership of which Donald Duffy is a principal. The loan bears interest at 14% per annum and was extended until September 10, 1996 when it was converted into 28,560 Units. (Each Unit consists of two shares of common stock, one Series A warrant to purchase one share of common stock for $5.25 per share, and one Series B warrant to purchase one share of common stock for $7.50 per share.)

        In 1996, the Company obtained a 90-day, unsecured loan in the amount of $199,920 from M.D. Strategic L.P., a partnership of which Donald Duffy is a principal. The loan bears interest at 14% per annum and was extended until September 10, 1996 when an investor bought the principal balance and then converted the loan into 19,040 Units. (Each Unit consists of two shares of common stock, one Series A warrant to purchase one share of common stock for $5.25 per share, and one Series B warrant to purchase one share of common stock for $7.50 per share.)

        In September 1996, the Company converted accrued legal and consulting expenses of $53,177 due to Meyer Duffy into 7,602 shares of common stock.

        In September 1996, the Company converted accrued legal and consulting expenses of $82,290 due to Day, Campbell & McGill into 11,911 shares of common stock.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

        In September 1996, the Company issued 10,000, 10,000, and 2,000 shares of common stock to Day, Campbell & McGill, Meyer Duffy, and Richard King, Jr., respectively, for services rendered.

        In September 1996, the Company granted 40,000 stock options to both Rowland W. Day II and Donald J. Duffy at an exercise price of $5.25, vesting immediately, with piggyback registration rights and exercisable over two years with a cashless exercise feature.

        In January 1997, the Company issued $2,210,000, 12% promissory notes maturing January 1998. Several investment partnerships, of which Donald Duffy is a 10% general partner, purchased a total of $750,000 of such promissory notes. In September 1997, such promissory notes plus accrued interest were converted into 750,000 shares of Series B convertible preferred stock.

        In July 1997, the Company issued $2,710,000, 9.75% promissory notes. Several investment partnerships, of which Donald Duffy is a 10% general partner, purchased a total of $730,000 of such promissory notes. In September 1997, such promissory notes plus accrued interest were converted into 730,000 shares of Series B convertible preferred stock.


NOTE 13 - SUBSEQUENT EVENTS

        In January 1998, the Company entered into an exclusive manufacturing and distribution agreement with Castle Motorcycles Manufacturing, Inc. ("Castle"). Under the terms of the agreement, Castle will manufacture certain of the Company's motorcycles, which will be built to the Company's specifications. In addition, through its Company-owned retail stores and its dealerships, the Company will be the exclusive distributor of Castle Motorcycles. Once Castle achieves full production quantities, the Company is obligated under certain purchase commitments with respect to Castle's production of motorcycles under the Castle and Company brand names.

        On February 18, 1998, the Company issued to Meyer Duffy Ventures IV, Series A a 12% convertible promissory note in the amount of $300,000. The note is unsecured, and principal and accrued interest are due 360 days from issuance. Upon the completion of the Company's next round of equity or debt financing with aggregate gross proceeds of not less than $2,000,000, the holder of the note has the right to convert the entire principal or portion thereof and unpaid interest into the same securities offered by the Company at a price per share or unit equal to that offered to other investors in the next equity or debt offering.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

        On February 18, 1998, the Company issued to MD Strategic LP a 12% convertible promissory note in the amount of $500,000. The note is unsecured and principal and accrued interest are due 360 days from issuance. Upon the completion of the Company's next round of equity or debt financing with aggregate gross proceeds of not less than $2,000,000, the holder of the note has the right to convert the entire principal or portion thereof and unpaid interest into the same securities offered by the Company at a price per share or unit equal to that offered to other investors in the next equity or debt offering.

        In April 1998, the Company renegotiated the terms of its $2,500,000 loan with Tandem Capital. Under the terms of the renegotiation, the loan maturity date was extended to May 1999.

        In 1998, the Company offered up to 280 units of convertible preferred stock with warrants in private offering. Each unit, which consists of one share of the Company's Series C preferred stock and 1,250 Series F Common Stock Purchase Warrants to purchase 1,250 shares of the Company's common stock at $5.00 per share, is being offered at $25,000 per unit. The Series C preferred stock is convertible at the option of the holder at any time after the date of issuance into common stock at the conversion price which is the greater of 75% of the average closing price of the common stock for the ten trading days immediately prior to conversion or $2.50 provided certain events take place. The Series C preferred stock may be redeemed at the option of the holder at any time commencing four years after the date of issuance at a redemption price of $25,000. As of April 14,1998, the Company has issued 140 units for gross proceeds of $3,500,000.