Form 10KSB/A
period 1997-12-31
BIKERS DREAM INC
filed 1998-04-16
CIK 805907

                     U.S SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated January 6, 1997: Part II

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

NOTE TO AMENDMENT NO. 1

The Company hereby amends its Form 10-KSB, as filed with the Commission on April 15, 1998 (the "Original Filing") solely for the purpose of filing certain exhibits and directors' signatures which were inadvertently omitted from the Original Filing. Accordingly, Exhibits 10.27 and 10.30, which were referenced in, but not attached to, the Original Filing, are attached hereto, and the signature page of the Original Filing is hereby amended by the revised signature page appearing on page 6 hereof.

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

10.24 Lease dated February 12, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.****

10.25 Lease dated October 11, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.****

10.26 Note Conversion Agreement dated June 30, 1997 between the Company and Mull Acres Investments, Inc.******

10.27 Employment Agreement dated August 31, 1997 between the Company and Herm Rosenman.+

10.28 Addendum to Employment Agreement dated August 31, 1997 between the Company and Herm Rosenman.+******

10.29  Stock Grant and Option Agreement dated December 24, 1997 between the

       Company and Herm Rosenman.+******

10.30 Loan Agreement dated November 17, 1997 between the Company and Sirrom Capital Corporation dba Tandem Capital.

21.1   List of subsidiaries.**

23.1   Consent of Independent Certified Public Accountants.******

27     Financial Data Schedule.******


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

    ** Incorporated by reference to the Company's Form 10-KSB dated April 12,
       1996 filed with the Commission on April 15, 1996.

   *** Incorporated by reference to the Company's Form 8-K dated January 30,
       1997 filed with the Commission on February 14, 1997.

  **** Incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 1997.

 ***** Incorporated by reference to the Company's Form 10-QSB filed with the Commission on November 14, 1997.

****** Filed with the Company's Form 10-KSB filed with the Commission on April 15, 1998, which Form is hereby amended.

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

                             Bikers Dream, Inc.

Dated:  April 16, 1998       By:   /s/  HERM ROSENMAN
                                   --------------------------------------------
                                   Herm Rosenman, President/CEO

Dated:  April 16, 1998       By:   /s/  ANNE TODD
                                   ---------------------------------------------
                                   Anne Todd, Corporate Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  HERM ROSENMAN                          April 16, 1998
----------------------------
Herm Rosenman
President, CEO and Director

/s/ ANNE TODD                               April 16, 1998
----------------------------
Anne Todd
Corporate Secretary, Principal
Financial Officer, and Controller


                                            April 16, 1998
----------------------------
Donald J. Duffy
Director


/s/  JOHN RUSSELL                           April 16, 1998
----------------------------
John Russell
Director


                                            April 16, 1998
----------------------------
Humbert Powell
Director

/s/  TERRENCE QUINN                         April 16, 1998
----------------------------
Terrence Quinn
Director

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Bikers Dream, Inc.

Dated: April 16, 1998                     By:   /s/ Herm Rosenman
                                                -------------------------------
                                                Herm Rosenman, President/CEO

Dated: April 16, 1998                     By:   /s/ Anne Todd
                                                -------------------------------
                                                Anne Todd, Corporate Secretary