Form 10QSB
period 1998-03-31
BIKERS DREAM INC
filed 1998-05-15
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to
        ____________.

                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
             (Exact name of Registrant as specified in its charter)


California                                                           33-0140149
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

1420 Village Way, Santa Ana, California                                   92705
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:   (800) 927-4730

Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1998, there were 2,538,844 shares of the Registrant's common stock outstanding, 3 shares of the Registrant's Series A Preferred Stock outstanding, 6,481,385 shares of the Registrant's Series B Preferred Stock outstanding, and 124 shares of the Registrant's Series C Preferred Stock outstanding.

Transitional Small Business Disclosure Format
Yes  [  ]     No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1998 and 1997


                                                          (Unaudited)       (Unaudited)
                                                             1998               1997
                                                          ------------       -----------
ASSETS:
Current Assets:
Cash and cash equivalents                                 $  2,482,077       $    86,339
Accounts receivable, net                                     1,034,155
                                                                                 540,023
Inventories                                                  5,037,467         3,464,240
Notes receivable - Related Party                                     -           546,335
Prepaid expenses and other current assets                      460,376            58,058
                                                          ------------       -----------
               Total current assets                          9,014,075         4,694,995

Property, equipment and capitalized leases, net                999,726         1,120,896
Goodwill                                                     3,457,365         3,078,015
Deposits and other assets                                      139,726            31,370
                                                          ------------       -----------
               Total assets                               $ 13,610,892       $ 8,925,276
                                                          ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                          $    503,094       $   952,355
Other accrued expenses                                       1,455,636         1,118,523
Current portion of long-term debt                               92,640            83,545
Current portion of notes payable                                 8,709         2,230,022
Notes payable to shareholders                                   24,000            36,000
                                                          ------------       -----------
               Total current liabilities                     2,084,079         4,420,445

Deferred rent                                                   62,899            69,313
Notes payable, less current portion                          2,575,211         2,629,054
Long-term debt, less current portion                           256,263           348,891
Notes payable to shareholders                                        -            36,000
                                                          ------------       -----------
               Total liabilities                             4,978,452         7,503,703

Shareholders' equity:
        Convertible preferred stock, Series A
               30 shares authorized, 3 shares                  402,500         1,102,500
               issued and outstanding at March 31,
               1998
        Convertible preferred stock, Series B
               8,000,000 shares authorized,                  6,481,385                 -
               1,296,277 shares issued and
               outstanding at March 31, 1998
        Convertible preferred stock, Series C
               300 shares authorized, 124 shares             3,100,000                 -
               issued and outstanding at March 31,
               1998
        Common stock
               25,000,000 shares authorized at              11,269,995         7,571,417
               March 31, 1998; 2,538,844 and 1,749,736
               issued and outstanding at
               March 31, 1998 and March 31, 1997
Accumulated deficit                                        (12,621,440)       (7,252,344)
                                                          ------------       -----------
               Total shareholders equity                     8,632,440         1,421,573
                                                          ------------       -----------
               Total liabilities and shareholders'
               equity                                     $ 13,610,892       $ 8,925,276
                                                          ============       ===========

See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Quarters Ended March 31, 1998, and 1997



                                           (Unaudited)       (Unaudited)
                                              1998              1997
                                            ----------       ----------
REVENUES                                    $4,992,789       $3,179,668

COST OF GOODS SOLD                           4,272,424        2,601,370
                                            ----------       ----------
GROSS PROFIT                                   720,365          578,298

EXPENSES
Selling, general and administrative          1,118,646        1,069,788
expenses
Depreciation and amortization                  130,633           57,843
                                            ----------       ----------
               Total expenses                1,249,279        1,127,631
                                            ----------       ----------
OPERATING LOSS                               (528,914)        (549,333)
                                            ----------       ----------
OTHER EXPENSE
Interest Expense                               101,926          109,445
Other expense, net                                   -            9,374
                                            ----------       ----------
               Total other expense             101,926          118,819
                                            ----------       ----------
LOSS BEFORE PROVISION FOR INCOME TAXES        (630,840)        (668,152)

PROVISION FOR INCOME TAX                             -                -
                                            ----------       ----------
NET LOSS                                    $ (630,840)      $ (668,152)
                                            ==========       ==========

BASIC LOSS PER SHARE                        $   (0.25)       $   (0.60)
                                            ==========       ==========

DILUTED LOSS PER SHARE                      $   (0.25)       $   (0.60)
                                            ==========       ==========

WEIGHTED-AVERAGE SHARES OUTSTANDING          2,538,844        1,121,821
                                            ==========       ==========


See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Quarters Ended March 31, 1998, and 1997


                                                    (Unaudited)      (Unaudited)
                                                       1998             1997
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $  (630,840)     $  (668,152)
Adjustments to reconcile net loss to net cash
used in operating activities
        Depreciation and amortization                  130,633           57,843
(Increase) decrease in:
        Accounts receivable                            (72,495)        (397,896)
        Inventories                                   (583,376)      (2,021,814)
        Prepaid expenses and other current
        assets                                           2,937         (525,279)
Increase (decrease) in:
        Accounts payable                               (38,687)         511,423
        Other accrued expenses                         (71,007)          99,828
                                                   -----------      -----------
               Net cash used in operating
               activities                           (1,262,835)      (2,944,047)
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in deposits                              -           (1,862)
Payments for purchases of furniture and
equipment                                              (15,693)        (420,590)
Increase (decrease) in deferred rent                    (2,011)           1,776
Investment - Joint Venture                                   -        1,508,855
Goodwill - Ultra Acquisition Corporation                     -       (3,078,015)
Other                                                   30,960                -
                                                   -----------      -----------
               Net cash used in investing
               activities                               13,256       (1,989,836)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                     -        2,545,123
Principal payments made on long-term debt and
capitalized leases                                     (21,567)         (20,598)
Proceeds from issuance of preferred stock            3,100,000                -
Costs associated with issuance of preferred
stock                                                        -                -
Proceeds from issuance of common stock                       -                -
Costs associated with issuance of common stock               -           93,504
Proceeds from issuance of convertible notes
payable                                                800,000                -
Proceeds from issuance of notes payable                      -        2,210,000
Principal payments made on notes payable              (802,035)         (33,489)
Payments made on notes payable to shareholders         (12,000)         (12,000)
Preferred dividend                                           -          (10,209)
                                                   -----------      -----------
               Net cash provided by financing
               activities                            3,064,398        4,772,331
                                                   -----------      -----------
               Net increase in cash and cash
               equivalents                           1,814,819         (161,552)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         667,258          247,891

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 2,482,077      $    86,339
                                                   ===========      ===========




See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1998, and 1997

1. The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries, including the accounts of Ultra Acquisition Corporation, Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc. and Bikers Dream Eagle Enterprises, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

    In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the respective quarters.

2.  Summary Of Significant Accounting Policies:

    Revenue Recognition:

        Product Sales - Motorcycle Manufacturing revenue from the sale of product is recognized at the time of shipment. Retail revenue from the sale of products is recognized at the time of sale to a retail customer.

        Financing Income - Financing income is the Company's commission revenue resulting from certain motorcycle sales. Such revenue is recognized at the time finance company or other third-party lender remits payment to the Company.

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

                             March 31, 1998 and 1997



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

     Net Loss Per Common Share:

        The computation of fully diluted net loss per share was anti-dilutive in each of the periods presented; therefore, the amounts reported for basic and diluted are the same. Net loss per common share was determined by dividing net loss by the weighted average shares outstanding in each period. Effective February 5, 1998, the Company effected a 1-for-5 reverse stock split of its common stock. All shares and per share data have been stated to reflect the stock split.

     Cash and Cash Equivalents:

        For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity at date of purchase of three months or less to be cash equivalents.

     Accounts Receivable:

        At March 31, 1998, the allowance for doubtful accounts was $237,719. This balance was $53,872 as of March 31, 1997.

     Inventories:

        Inventories are valued using a cost method which approximates the first-in, first-out (FIFO) method at the lower of cost or market. The entire inventory consists of purchased items categorized as finished goods. At March 31, 1998, the reserve for obsolescence and slow-moving inventory was $796,776. The reserve at March 31, 1997 was $100,000.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1998 and 1997



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

     Goodwill:

        Goodwill reflects the excess cost over the fair value of the Ultra Kustom Cycles division motorcycle manufacturing assets acquired in January, 1997 from Mull Acres Investments, Inc. ("MAI"). Goodwill is being amortized over 15 years, and for 1998, includes notes receivable from the former owners, previously classified as a current asset.

     Deferred Rent:

        Deferred rent arises from rent abatements negotiated at the beginning of certain property leases. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over the cash payments since the inception of the lease.

     Concentration of Risk:

        The Company is operating in a growing market due to the current nationwide popularity of cruiser motorcycles. Its future success is dependent on the continuation of interest in the recreational motorcycle industry and cruiser motorcycles in particular.

     Concentration of Credit Risk:

        Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of March 31, 1998 and 1997, the Company has no significant concentrations of credit risk.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1998 and 1997



2.   Summary of Significant Accounting Policies, Continued:

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


3.   Property, Equipment and Capitalized Leases

        Property and equipment consists of the following:


                                          Estimated            March 31,       March 31,
                                          Useful Life            1998            1997
                                          ---------------------------------------------
         Furniture and Fixtures           7 years            $  154,329      $  139,900
         Leasehold improvements           5 - 7 years           257,849         188,263
         Equipment                        5 years               279,098         385,545
         Computer                         5 years               223,528         188,731
         Autos and trucks                 3 - 10 years          581,486         472,042
                                                             --------------------------
                                                              1,496,290       1,374,481

         Less, accumulated depreciation                        (496,564)       (253,585)
         and amortization
                                                             --------------------------
                                                             $  999,726      $1,120,896
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


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1998 and 1997



3.   Property, Equipment and Capitalized Leases, Continued:

        The Company leases certain computer equipment under agreements classified as capital leases. These leases have original terms of two to five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at March 31, 1998 and 1997 are as follows:

                                 March 31,       March 31,
                                   1998            1997
                                 ---------       ---------
         Computers                $ 91,651        $132,600

         Less, accumulated         (49,610)        (34,255)
         depreciation
                                 ---------        --------
                                  $ 42,041        $ 98,345
                                 =========        --------


4.   Series C Preferred Stock

        In April 1998, the Company sold, through a private offering 155 Units at $25,000 per Unit. Each Unit consisted of one share of the Company's Series C Preferred Stock (the "Preferred C") and 1,250 Series F Common Stock Purchase Warrants (the " F Warrants") to purchase one share of the Company's common stock at $5.00 per share. Each share of the Company's Preferred C is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date"), into shares of the Company's common stock.

5.   Commitments and Contingencies:

        Leases

        The Company leases all of its operating facilities located in Santa Ana, California, Sacramento, California, San Diego, California, Riverside, California, and Dallas, Texas.


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1998 and 1997



9.   Related Party Transactions:

        In February 1998, Meyer Duffy & Associates, through various partnerships, provided the Company an $800,000 "bridge loan", bearing interest at 12% per annum, pending completion of the Series C Preferred Stock offering described in Note 11. Donald Duffy, a principal of Meyer, Duffy & Associates, is Chairman of the Board of the Company.

11.  Subsequent Events

        UNIT OFFERING

        On April 16, 1998, the Company sold through a private offering 155 Units at $25,000 per Unit. Each Unit consisted of one share of the Company's Series C Preferred Stock (the "Preferred C") and 1,250 Series F Common Stock Purchase Warrants (the "F Warrants") to purchase one share of the Company's common stock at $5.00 per share for total consideration of $3,875,000. Each share of the Company's Preferred C is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date"), into shares of the Company's common stock. The price at which the shares of Preferred C convert into the Company's common stock (the "Conversion Price"), is determined by dividing $25,000 by the greater of: (1) seventy-five percent (75%) of the average closing price of the Company's common stock for the ten trading days immediately preceding the Conversion Date, or (2) $2.50, provided, however, that under no circumstance shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. The Preferred C shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8 per share for any period of twenty (20) consecutive trading days. Each F Warrant entitles the holder to purchase one (1) share of the Company's common stock at a purchase price of $5.00 per share.


Continued

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

The following table sets forth for the period indicated the unaudited income and expense items.


                                               Quarter Ended  Quarter Ended
                                                 March 31,      March 31,
                                                   1998           1997
                                              ----------------------------
         Net Revenue                              4,992,789      3,179,668

         Cost of Goods Sold                       4,272,424      2,601,370

         Gross Profit                               720,365        578,298

         Other (Income) and Expenses
                 Selling, general and             1,118,646      1,069,788
                 administrative expenses
                 Depreciation and                   130,633         57,843
                 amortization
                 Interest (income) expense          101,926        109,445
                 Other (income) expense                   -          9,374
                                                 ----------     ----------
                                                  1,351,205      1,246,450

         Income (Loss) Before Provision for
         Income Tax                                (630,840)      (668,152)

         (Provision) for Income Tax                       -              -
                                                 ----------     ----------
         Net Income (Loss)                       $ (630,840)    $ (668,152)
                                                 ==========     ==========



Continued

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 1998 AND 1997:

Net sales for the three months ended March 31, 1998, was $4,992,789, an increase of $1,813,121 or 57 % from the same period in 1997. The increase in net sales was primarily attributable to Motorcycle Manufacturing, as units shipments increased to 220, and higher sales from Retail Stores, which benefited from a full quarter of the San Diego Superstore, which opened in February 1997.

Gross profit for the three months ended March 31, 1998, was $720,365, an increase of $142,067 or 25% from the same period in 1997. The increase in gross profit was primarily attributable to increased motorcycle unit shipments and higher sales from the Retail Stores, which benefited from a full quarter of the San Diego Superstore, which opened in February 1997. The gross profit margin for the three months ended March 31, 1998, was 14.4% compared to 18.2% for the three months ended March 31, 1997. The decrease in gross margin is primarily related to higher sales from the Motorcycle Manufacturing division which experiences lower gross margins than the Retail division.

Selling, general and administrative expenses were $1,118,646 for the quarter ended March 31, 1998, an increase of $48,858 or 5% from the same period in 1997. This increase is mainly a result of the selling, general and administrative expenses of Motorcycle Manufacturing and the San Diego Superstore, offset by lower corporate administrative expenses.

Operating losses decreased to $528,914, or 3.7% for the three months ended March 31, 1998, from the same period in 1997. The decrease in operating losses resulted from higher gross profit offset by an increase in selling, general, and administrative expenses.

Depreciation and amortization expense was $130,633 for the quarter ended March 31, 1998, which was $72,790 or 126% higher than the same period in 1997. The increase is due to the addition of the machinery and equipment acquired through Ultra Kustom Cycles and Ultra Kustom Parts and the addition of the San Diego Superstore.

Interest expense declined to $101,926, or 6.9%, for the three months ended March 31, 1998, from the same period in 1997.

Losses before provision for income taxes declined to $630,840, or 5.6%, for the three months ended March 31, 1998, from the same period in 1997.

There was no provision for income taxes in 1998. The Company has fully reserved for the deferred tax asset primarily related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

The net loss for the quarter ended March 31, 1998 was $630,840 as compared to a loss of $668,152 in the same period in 1997. This decrease of $37,312 was mainly due to a loss in manufacturing operations, offset by the opening the new San Diego Superstore, and improved profitability in the other retail Superstores.

While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future. The Company expects to mitigate inflationary increases through securing additional purchase volume discounts as net sales increase through the opening of future Superstores.

Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1,262,835 of cash in operating activities during the first three months of 1998, compared to $2,944,047 in the same period in 1997. Net losses adjusted for depreciation and amortization, used $500,207 of cash in the first three months of 1998. The Company invested $583,376 in additional inventory during the first three months of 1998.

The following are forward looking statements: The Company is pursuing a long-term strategy to significantly increase motorcycle production capacity with a goal of having the capacity to manufacture in excess of 200 units a month by the end of 1998 and 400 units a month by the end of 1999. The Company's strategy includes the establishment of a new manufacturing facility in the next twelve months. Although the Company does not know the exact range of capital it will invest to increase its manufacturing capacity and establish a new manufacturing facility, it estimates the capital required will approximate $5-$8 million. The Company anticipates funding its production increase with cash on hand, internally generated funds, and additional equity and or debt offerings.

The Company has relied substantially on equity capital and debt financing to meet its operating and growth needs. The Company's ability to increase its manufacturing capacity and establish a new manufacturing facility will depend upon, among other factors, the Company's ability to raise additional equity capital and/or debt financing, implement changes to the existing manufacturing facility, establish a new manufacturing facility, and work with existing and new suppliers to expand their capacity. However, there can be no assurance that the Company will be able to raise additional equity capital or debt financing. In addition, the Company could experience delays in implementing changes to the existing manufacturing facility and/or establishing a new manufacturing facility as a result of the risks associated with the establishment and operation of new manufacturing facility. There is no assurance that the Company will have the ability to sell all the motorcycles it has the capacity to produce.

                                     Part II


Item 5. Other Events.

       1.  Legal Proceedings

           In April 1998, the Company finalized a settlement agreement with Harley-Davidson, Inc. ("Harley-Davidson") ending all disputes between them. Harley-Davidson had brought actions against the Company for trademark infringement and infringement of "trade dress" issues.

           Without admitting or denying any violations of Harley-Davidson's trademarks, or debating the subject of "trade dress", the Company agreed to make certain changes to some of the components it uses to manufacture motorcycles under the Company brand and to pay, together with its insurers, an amount approximating Harley-Davidson's legal expenses in the matter.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits

         4      Certificate of Determination of Bikers Dream, Inc.

        27      Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1998                 BIKERS DREAM, INC.



                                    By:  /s/ HERM ROSENMAN
                                         --------------------------------
                                         Herm Rosenman, Chief Executive Officer

                                    By:  /s/ ANNE TODD
                                         --------------------------------
                                         Anne Todd, Chief Accounting Officer