Form 10QSB
period 1998-06-30
BIKERS DREAM INC
filed 1998-07-29
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ____________.

                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
              Exact name of Registrant as specified in its charter)


          California                                     33-0140149
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

11631 Sterling Avenue  Riverside, California                        92503
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:       (909)-343-1883

Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes [X] No [ ]

As of June 30, 1998, there were 2,814,108 shares of the Registrant's common stock outstanding, 3 shares of the Registrant's Series A Preferred Stock outstanding, 4,717,331 shares of the Registrant's Series B Preferred Stock outstanding, and 155 shares of the Registrant's Series C Preferred Stock outstanding.

Transitional Small Business Disclosure Format   Yes  [  ]     No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               June, 1998 and 1997

                                                            (Unaudited)        (Unaudited)
                                                               1998               1997
                                                               ----               ----
                   A S S E T S:

Current Assets:
Cash and cash equivalents                                  $  2,761,596        $    279,336
Accounts receivable, net                                      2,077,143             648,977
Inventories                                                   6,047,430           3,165,769
Notes receivable - Related Party                                     --             546,335
Prepaid expenses and other current assets                       239,251             489,849
                                                           ------------        ------------
               Total current assets                          11,125,420           5,130,266

Property, equipment and capitalized leases, net               1,012,330           1,086,749
Goodwill - net of amortization                                3,452,503           3,217,971
Deposits and other assets                                       250,528              37,570
                                                           ------------        ------------
               Total assets                                $ 15,840,781        $  9,472,556
                                                           ============        ============

   L I A B I L I T I E S     A N D     S H A R E H O L D E R S'     E Q U I T Y:

Current liabilities:
Accounts payable                                           $    173,453        $  1,339,421
Other accrued expenses                                          958,812           1,207,559
Current portion of long-term debt                               103,411              85,589
Current portion of notes payable                                  8,962           3,625,238
Notes payable to shareholders                                    12,000              36,000
                                                           ------------        ------------
               Total current liabilities                      1,256,638           6,293,807

Deferred rent                                                    61,892              68,097
Notes payable, less current portion                           4,826,522           2,781,840
Long-term debt, less current portion                                 --             326,852
Notes payable to shareholders                                        --              24,000
                                                           ------------        ------------
               Total liabilities                              6,145,052           9,494,596

Shareholders' equity:
        Convertible preferred stock, Series A, no
        par value 30 shares authorized, 3 shares
        issued and outstanding at June 30, 1998 and
        10,000,000 shares authorized and 3 shares
        issued and outstanding at June 30, 1997                 402,500           1,102,500

        Convertible preferred stock, Series B, no
        par value 8,000,000 shares authorized,
        4,717,331 shares issued and outstanding at
        June 30, 1998                                           102,194                  --

        Convertible preferred stock, Series C, no
        par value 280 shares authorized, 155 shares
        issued and outstanding at June 30, 1998               3,875,000                  --

        Common stock, no par value 25,000,000 shares
        authorized at June 30, 1998; 2,814,108 and
        1,760,936* issued and outstanding at June
        30, 1998 and June 30, 1997                           17,746,686           7,736,167

Accumulated deficit                                         (12,430,651)         (8,860,707)
                                                           ------------        ------------
               Total shareholders equity                      9,695,729             (22,040)
                                                           ------------        ------------
               Total liabilities and shareholders'
               equity                                      $ 15,840,781        $  9,472,556
                                                           ============        ============

See the accompanying notes to these financial statements

* Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Quarters Ended June 30, 1998, and 1997

                                          (Unaudited)       (Unaudited)
                                             1998              1997
                                             ----              ----
REVENUES                                  $ 8,121,021       $ 4,469,249

COST OF GOODS SOLD                          6,593,827         4,089,219
                                          -----------       -----------
GROSS PROFIT                                1,527,194           380,030

OPERATING EXPENSES
Selling, general and administrative
  expenses                                  1,090,832         1,709,332
Depreciation and amortization                 141,070           102,403
                                          -----------       -----------
               Total expenses               1,231,902         1,811,735
                                          -----------       -----------
OPERATING INCOME (LOSS)                       295,292        (1,431,705)
                                          -----------       -----------
OTHER EXPENSE
Interest Expense                              104,506           162,222
Other expense, net                                 --            14,436
                                          -----------       -----------
               Total other expense            104,506           176,658
                                          -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                190,786        (1,608,363)

PROVISION FOR INCOME TAX                           --                --
                                          -----------       -----------
NET INCOME (LOSS)                         $   190,786       $(1,608,363)
                                          ===========       ===========
EARNINGS PER COMMON SHARE:
  Basic                                   $      0.07       $     (0.91)
                                          ===========       ===========
  Diluted                                 $      0.04       $     (0.91)
                                          ===========       ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                     2,734,169         1,760,936(*)
                                          ===========       ===========
  Diluted                                   4,423,573         1,760,936(*)
                                          ===========       ===========


See the accompanying notes to these financial statements

*Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Six Months Ended June 30, 1998, and 1997

                                               (Unaudited)        (Unaudited)
                                                  1998                1997
                                                  ----                ----
REVENUES                                      $ 13,113,809        $  7,648,917

COST OF GOODS SOLD                              10,866,251           6,578,646
                                              ------------        ------------
GROSS PROFIT                                     2,247,558           1,070,271

OPERATING EXPENSES
Selling, general and administrative expenses     2,209,478           2,891,063
Depreciation and amortization                      271,703             160,646
                                              ------------        ------------
               Total expenses                    2,481,181           3,051,709
                                              ------------        ------------
OPERATING LOSS                                    (233,623)         (1,981,438)
                                              ------------        ------------
OTHER EXPENSE
Interest Expense                                   206,432             271,667
Other expense, net                                      --              23,410
                                              ------------        ------------
               Total other expense                 206,432             295,077
                                              ------------        ------------
LOSS BEFORE PROVISION FOR INCOME TAXES            (440,055)         (2,276,515)

PROVISION FOR INCOME TAX                                --                  --
                                              ------------        ------------
NET LOSS                                      $   (440,055)       $ (2,276,515)
                                              ============        ============

LOSS PER COMMON SHARE:
  Basic                                       $      (0.17)       $      (1.29)
                                              ============        ============
  Diluted                                     $      (0.17)       $      (1.29)
                                              ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                          2,636,656           1,760,936(*)
                                              ============        ============
  Diluted                                        2,636,656           1,760,936(*)
                                              ============        ============

See the accompanying notes to these financial statements

*Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended June 30, 1998, and 1997

                                                           (Unaudited)        (Unaudited)
                                                               1998               1997
                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                   $  (440,055)       $(2,276,515)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Depreciation and amortization                          141,070            160,246
(Increase) decrease in:
        Accounts receivable                                 (1,115,873)          (506,850)
        Inventories                                         (1,593,339)        (1,723,343)
        Prepaid expenses and other current assets             (139,491)          (957,070)
Increase (decrease) in:
        Accounts payable                                      (497,343)           898,489
        Other accrued expenses                                (438,815)           178,655
                                                           -----------        -----------
               Net cash from operating activities           (4,083,846)        (4,226,388)
                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in deposits                                            53,341              8,062
Decrease in Marketable Securities                              220,332                 --
(Increase) decrease in property, plant and equipment          (176,114)           488,846

Increase (decrease) in deferred rent                            (3,018)              (560)
Investment - Joint Venture                                          --          1,508,855
Goodwill - Ultra Acquisition Corporation                            --         (3,217,791)
Other                                                           30,038           (446,542)
                                                           -----------        -----------
               Net cash used in investing activities           124,579         (1,659,130)
                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                     2,093,707          6,258,425
Principal payments made on long-term debt and
  capitalized leases                                           (21,567)          (258,254)
Proceeds from issuance of preferred stock                    3,875,000                 --
Redemption of outstanding warrants                             132,500                 --
Proceeds from issuance of convertible notes
  payable                                                      800,000                 --
Principal payments made on notes payable                      (802,035)                --
Payments made on notes payable to shareholders                 (24,000)           (12,000)
Preferred dividend accrual                                          --            (71,208)
                                                           -----------        -----------
               Net cash provided by financing
                 activities                                  6,053,605          5,916,963
                                                           -----------        -----------
               Net increase in cash and cash
               equivalents                                   2,094,338             31,445

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 667,258            247,891

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,761,596        $   279,336
                                                           ===========        ===========

See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998, and 1997



1. The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Net earnings or loss per share was computed by dividing net income or loss by the weighted average number of common shares outstanding during the respective periods.


2.   Summary Of Significant Accounting Policies:

     Revenue Recognition:

        Product Sales - Motorcycle manufacturing revenue from the sale of product is recognized at the time of shipment. Retail revenue from the sale of products is recognized at the time of sale to a retail customer. Motorcycle manufacturing sales made to one of the Company owned stores are eliminated in consolidation

        Financing Income - Financing income is the Company's commission revenue resulting from certain motorcycle sales. Such revenue is recognized at the time the finance company or a third-party lender remits payment to the Company.

     Income Taxes:

        The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes will be recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances will be established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Net Earnings or Loss Per Common Share:

        The computation of diluted net earnings or loss per share was anti-dilutive in each of the periods presented; therefore, the amounts reported for basic and diluted are the same. Net income or loss per common share was determined by dividing net income or loss by the weighted average shares outstanding in each period. Effective February 5, 1998, the Company effected a 1-for-5 reverse stock split of its common stock. All shares and per share data in the current fiscal year have been stated to reflect the stock split.

     Cash and Cash Equivalents:

        For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories:

        Inventories are valued at the lower of cost or market using a cost method which approximates average cost. The entire inventory consists of purchased items together with labor that has been applied thereto.

     Property, Equipment and Capitalized Leases:

        Property, equipment and capitalized leases are recorded at cost with depreciation and amortization provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years or the term of the lease, whichever is the lesser. Repairs and maintenance are expensed as incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in operations.

     Estimates:

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


3.     Series C Preferred Stock

On April 16, 1998, the Company sold through a private offering 155 Units at $25,000 per Unit, of Series C Preferred Stock. Each Unit consisted of one share of the Company's Series C Preferred Stock (the "Preferred C") and 1,250 Series F Common Stock Purchase Warrants (the " F Warrants") to purchase one share of the Company's common stock at $5.00 per share, for total consideration of $3,875,000. Each share of the Company's Preferred C is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date"), into shares of the Company's common stock. The price at which the Preferred C converts into the Company's common stock (the "Conversion Price"), is determined by dividing $25,000 by the greater of; (1) seventy-five percent (75%) of the average closing price of the Company's common stock for the ten trading days immediately preceding the Conversion Date, or (2) $2.50, provided, however, that under no circumstance shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. The Preferred C shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8 per share for any period of twenty (20) consecutive trading days.

4.   Commitments and Contingencies:

        Leases

The Company leases all of its operating facilities located in Santa Ana, Sacramento, San Diego, and Riverside, California, as well as Dallas, Texas.

5.   Related Party Transactions:

In February 1998, Meyer Duffy & Associates, through various partnerships, provided the Company an $800,000 "bridge loan", bearing interest at 12% per annum, pending completion of the Series C Preferred Stock offering described in
Note 3. Donald Duffy, a principal of Meyer, Duffy & Associates, was Chairman of the Board of the Company at June 30, 1998. The Company currently maintains a consulting arrangement with Meyer Duffy. Upon completion of the Series C Preferred Offering, (Note 3), this bridge loan was converted into Series C Preferred Stock 25,000 stock options. 150,000 warrants to purchase the Company's common stock were also issued to Meyer Duffy and other investors party to the bridge loan.

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


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997:

Net sales for the three months ended June 30, 1998, were $8,121,021 an increase of $3,651,772, or 82 %, from the same period in 1997. The increase in net sales was primarily attributable to Motorcycle Manufacturing, as units sold during this period increased 79% when compared to the same period in 1997. The dealer network has increased to 58 dealers at June 30, 1998 compared to approximately 20 dealers as of June 30, 1997. Additionally, the Company experienced improved sales from its Retail Stores Division. There are currently four Company owned Bikers Dream Superstores in operation which is the same number of Company owned Superstores in operation during the same period in 1997.

Gross profit for the three months ended June 30, 1998, was $1,527,194, or 19%, as compared to gross profit of $380,030, or 8.5%, during the same three month period in 1997. This increase of $1,147,164 in gross profit is attributable to increased motorcycle unit shipments as well as improved manufacturing efficiencies. In addition, four Bikers Dream Superstores were in operation throughout this period and they contributed approximately $514,782 to gross margin.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997:
(Continued)


Selling, general and administrative expenses were $1,090,832 for the quarter ended June 30, 1998 compared to $1,709,332 for the three months ended June 30, 1997. The decrease of $618,500 or 36%, is primarily attributable to reduced corporate overhead, as well as operating efficiencies at the corporate level and in the retail stores.

Interest expense declined by $57,716 to $104,506 for the three month period ended June 30, 1998, when compared to the same period in 1997. This is primarily attributable to the debt restructuring which took place in November 1997.

There is no provision for income taxes in 1998. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

For the three month period ended June 30, 1998 the Company reported a net profit of $190,786, $0.07 per share basic and $0.04 per share diluted, compared to a net loss of $1,608,363, ($0.91) per share basic and diluted, during the three month period ended June 30, 1997. The improved profitability of $1,799,149, $0.98 per share basic and $0.95 per share diluted, is the result of the aforementioned increases in manufacturing and sales as well as improved operating efficiencies. The Company has increased its production and sales to over 150 motorcycles per month which directly contributes to this improved profitability. Additionally, the Company has had four Bikers Dream Superstores in operation throughout this entire period.

While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future. The Company expects to mitigate inflationary increases through securing additional purchase volume discounts as production continues to increase as well as selected price increases for its products.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997:

Net sales for the six months ended June 30, 1998, were $13,113,809 compared to $7,648,917 during the same six month period in 1997. This is an increase of $5,464,892, or 71 %, from the same period in 1997. The increase in net sales was primarily attributable to Motorcycle Manufacturing as units sold during this period increased 150% over the same period in 1997. The dealer network has increased to 58 dealers at June 30, 1998 compared to approximately 20 dealers as of June 30, 1997. Additionally, the Company experienced improved sales from the Retail Stores Division. The Company did not have four corporate owned Superstores fully operational until March 1997.

Gross profit for the six months ended June 30, 1998, was $2,247,558, or 17%, as compared to gross profit of $1,070,271, or 14%, during the same three month period in 1997. This increase of $1,177,287 in gross profit is attributable to increased motorcycle unit shipments as well as improved manufacturing efficiencies. In addition, four corporate owned Bikers Dream Superstores were in operation throughout this period.

Selling, general and administrative expenses were $2,209,478 for the six months ended June 30, 1998 compared to $2,891,063 for the six months ended June 30, 1997. The decrease in expenses of $681,585,

24%, is primarily attributable to reduced corporate overhead, as well as operating efficiencies at the corporate level and in the retail stores.

Depreciation and amortization increased $111,057 during the first six months of 1998 primarily as a result of changing the amortization period of goodwill from a forty year amortization period to a fifteen year amortization period.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997:
(Continued)


Interest expense declined to $206,432, or by 24%, for the six month period ended June 30, 1998, when compared to the same period in 1997. This is primarily attributable to debt restructuring which took place in November 1997.

For the six month period ended June 30, 1998 the Company reported a cumulative net loss of $440,055, ($0.17) per share, basic and diluted, compared to a cumulative net loss of $2,276,515, ($1.29) per share, basic and diluted, during the six month period ended June 30, 1997. The improved profitability of $1,836,460, $1.12 per share, is the result of the aforementioned operating efficiencies as well as increased sales of manufactured motorcycles. Additionally, the Company has had four corporate owned Bikers Dream Superstores in operation throughout this entire period whereas in the first half of 1997 four stores operated for only four of the six months during this period in 1997.


IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have data sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activity.

Based on a recent assessment, the Company has determined that it may be required to modify or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company's computer systems are entirely "PC" based utilizing "off the shelf" software produced by major software suppliers. The Company presently believes that with modifications to its existing software and conversions to new software, each of which can be readily and economically accomplished, the Year 2000 Issue can be mitigated. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

The Company will initiate formal communications with all of it significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, would not have a material adverse effect on the Company.

The Company plans to complete its Year 2000 review in early 1999. The expenses related to the Year 2000 Issue are not expected to have a material effect on the results of operations of the Company. The costs associated with the review and any required modifications are based upon management's best estimates, which were derived from utilizing numerous assumptions of future events including third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could vary materially from current plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $2,094,338 of cash from all activities during the first six months of 1998, compared to a generation of $31,445 in cash during the same six month period in 1997. The Company utilized $4,083,846 of cash in operations during the first six months of 1998 compared to a usage of $4,226,288 in 1997. During this six month period, the Company sold Series C Convertible Preferred Stock, which generated approximately $3.875 million in cash. The Company also received the net cash amount of approximately $2.0 million in the form of a long term loan from Tandem Capital during this period.

On June 24, 1998, the Company completed a three year senior secured loan with Tandem Capital of Nashville, Tennessee. The amount of the loan is $4.5 million, which bears interest at 12% per annum and stipulates quarterly payments. There is not a prepayment penalty. The lender also received 370,000 warrants to purchase the Company's common stock at an exercise price equal to $4 1/16 payable in cash by debt cancellation, or, by in-kind exercise. The purpose of this loan was to repay existing long term debt, approximately $2.5 million, and to expand motorcycle manufacturing in Riverside, California.

The following are forward looking statements: The Company is pursuing a long-term strategy to significantly increase motorcycle production capacity with a goal of having the capacity to manufacture approximately 200 units a month by the end of 1998 and over 300 units a month by the end of 1999. The Company's strategy includes moving to a new manufacturing facility with approximately twice the manufacturing space it currently possesses. The Company estimates that the move to this facility will cost between $250,000 and $350,000. The Company anticipates funding its production increase with cash on hand, internally generated funds and appropriate capital markets available to the Company. Based upon its current estimates, the Company believes that its available cash and cash resources and prospects are sufficient to fund current and future activities.

The Company has relied substantially on equity capital and debt financing to meet its operating and growth needs. The Company's ability to increase its manufacturing capacity and establish a new manufacturing facility will depend upon, among other factors, the Company's ability to raise additional equity capital and/or debt financing, establish a new manufacturing facility, and work with existing and new suppliers to expand their capacity. However, there can be no assurance that the Company will be able to raise additional equity capital or debt financing. In addition, the Company could experience delays in implementing changes to the existing manufacturing facility and/or establishing a new manufacturing facility. Additionally, there is no assurance that the Company will have the ability to sell all the motorcycles it may have the capacity to produce.

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

            The Company is involved in various litigation arising from the normal course of its business, none of which, in the opinion of management, will have a material adverse effect on the Company.


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



Dated: July 24, 1998               BIKERS DREAM, INC.




                                   By:  /s/ Herm Rosenman
                                        --------------------------------
                                        Herm Rosenman, Chief Executive Officer


                                   By:  /s/ Christopher Ebert
                                        --------------------------------
                                        Christopher Ebert, Chief Financial
                                        Officer and Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
 27        Financial Data Schedule