Form 10QSB
period 1998-09-30
BIKERS DREAM INC
filed 1998-11-23
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1998


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
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

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

As of November 1, 1998, there were 4,878,437 shares of the Registrant's common stock outstanding, 3 shares of the Registrant's Series A Preferred Stock outstanding, 722,600 shares of the Registrant's Series B Preferred Stock outstanding, and 4 shares of the Registrant's Series C Preferred Stock outstanding.

Transitional Small Business Disclosure Format   Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)     (UNAUDITED)
                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                   1998              1997
                                                               --------------    ------------
               ASSETS:

Current Assets:
Cash and cash equivalents                                      $    208,353      $    667,258
Marketable securities                                               197,621           200,332
Accounts receivable, net                                          3,746,260           961,270
Notes receivable, current portion                                    18,595            16,999
Inventories                                                       9,072,170         4,454,091
Prepaid expenses and other current assets                           391,175            99,760
                                                               ------------      ------------
               Total current assets                              13,634,174         6,399,710

Notes receivable, net of current portion                             10,754            13,039
Property, equipment and capitalized leases, net                   1,074,563         1,052,195
Goodwill - net of amortization                                    2,678,544         3,520,228
Deposits and other assets                                           345,135           303,869
                                                               ------------      ------------
               Total assets                                    $ 17,743,170      $ 11,289,041
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                               $  1,805,784      $    670,796
Other accrued expenses                                            1,099,016         1,397,627
Current portion of long-term debt                                   112,962            89,670
Current portion of notes payable                                      9,044             8,709
Notes payable to shareholders                                            --            36,000
                                                               ------------      ------------
               Total current liabilities                          3,026,806         2,202,802

Deferred rent                                                        59,046            64,910
Long-term debt and capital leases, less current portion           4,736,850           276,766
Notes payable, less current portion                                  72,086         2,581,280
                                                               ------------      ------------
               Total liabilities                                  7,894,788         5,125,758

Shareholders' equity:
        Preferred stock, Series A, no par value
          30 shares authorized, 3 shares issued and
          outstanding at September 30, 1998, and
          December 31, 1997                                         402,500           402,500
        Convertible preferred stock, Series B, no
          par value 8,000,000 shares authorized,
          722,600 shares outstanding at September 30,
          1998, and 6,481,385 shares issued and
          outstanding at December 31, 1997                          722,600         6,481,385
        Convertible preferred stock, Series C, no
          par value 280 shares authorized, 4 shares
          issued and outstanding at September 30, 1998              100,000                --
        Common stock, no par value 25,000,000 shares
          authorized at September 30, 1998;
          4,878,437 issued and outstanding at
          September 30, 1998, and 2,544,926 shares
          issued and outstanding at December 31, 1997            20,451,280        11,269,995
Accumulated deficit                                             (11,827,998)      (11,990,597)
                                                               ------------      ------------
               Total shareholders equity                          9,848,382         6,163,283
                                                               ------------      ------------
               Total liabilities and shareholders' equity      $ 17,743,170      $ 11,289,041
                                                               ============      ============

See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS For The
           Quarters and Nine Months Ended September 30, 1998, and 1997
                        (In $000s except per share data)

                                            Three Months Ended          Nine Months Ended
                                              September 30,                September 30,
                                        -----------------------       ----------------------
                                           1998          1997           1998          1997
                                        ---------      --------       --------      --------
REVENUES                                 $  9,697      $  4,518       $ 22,696      $ 12,167

COST OF GOODS SOLD                          7,511         3,701         18,205        10,280
                                         --------      --------       --------      --------
GROSS PROFIT                                2,186           817          4,491         1,887

OPERATING EXPENSES
Selling, general and administrative
  expenses                                  1,226         1,179          3,474         4,070
Depreciation and amortization                 146            91            418           251
                                         --------      --------       --------      --------
               Total expenses               1,372         1,270          3,892         4,321
                                         --------      --------       --------      --------
OPERATING INCOME (LOSS)                       814          (453)           599        (2,434)

OTHER EXPENSE
Interest Expense                              208           245            414           517
Other expense, net                              4           160             23           184
                                         --------      --------       --------      --------
               Total other expense            212         1,675            437         5,022
                                         --------      --------       --------      --------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                602          (858)           162        (3,135)

PROVISION FOR INCOME TAX                       --            --             --            --
                                         --------      --------       --------      --------
NET INCOME (LOSS) BEFORE
  PREFERRED STOCK DIVIDENDS                   602          (858)           162        (3,135)
PREFERRED STOCK DIVIDENDS                      --            --         (1,292)           --
                                         --------      --------       --------      --------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                    $    602      $   (858)      $ (1,130)     $ (3,135)
                                         ========      ========       ========      ========

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                               $   0.14      $  (0.40)      $  (0.36)     $  (1.56)
     Diluted                             $   0.12      $  (0.40)      $   0.04      $  (1.56)

WEIGHTED-AVERAGE COMMON SHARES
     Basic                                  4,205         2,141          3,159         2,011
     Diluted                                5,035         2,141          3,999         2,011

-----------------
* Adjusted for the Company's 1 for 5 reverse stock split of February 1998

See the accompanying notes to these financial statements

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Nine Months Ended September 30, 1998, and 1997
                                   (In $000s)

                                                   (Unaudited)    (Unaudited)
                                                      1998            1997
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                    $   162       $(3,135)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
        Depreciation and amortization                    418           251
(Increase) decrease in:
        Accounts receivable                           (2,785)         (535)
        Inventories                                   (4,618)       (3,185)
        Prepaid expenses and other current
          assets                                        (293)          (16)
Increase (decrease) in:
        Accounts payable                               1,135           273
        Other accrued expenses                          (299)          493
                                                     -------       -------
           Net cash used in operating
               activities                             (6,280)       (5,623)
                                                     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in deposits                           39           (16)
(Increase) in property, plant and equipment             (243)         (511)
Purchase of (loss on) marketable securities               (3)         (200)
Purchase of Ultra Kustom Cycles and Ultra
  Kustom Parts                                            --        (1,100)
(Decrease) in deferred rent                               (6)           (1)
Other                                                    139            16
                                                     -------       -------
           Net cash used in investing
               activities                               (152)       (1,812)
                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt               4,500            --
Principal payments made on long-term debt and
  capitalized leases                                     (35)          (61)
Proceeds from issuance of preferred stock              3,075            --
Costs associated with issuance of preferred stock        (35)           --
Proceeds from exercise of options                        213            --
Proceeds from issuance of convertible notes
  payable                                                800         4,920
Proceeds from issuance of notes payable                   --         2,500
Principal payments made on notes payable              (2,509)          (37)
Payments made on notes payable to shareholders           (36)          (36)
                                                     -------       -------
               Net cash provided by financing
                 activities                            5,973         7,286
                                                     -------       -------
               Net increase in cash and cash
                 equivalents                            (459)         (149)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           667           248

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   208       $    99
                                                     =======       =======

See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1998, and 1997

1. The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

    In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    REVENUE RECOGNITION:

    PRODUCT SALES - Motorcycle manufacturing revenue from the sale of product is recognized at the time of shipment. Retail revenue from the sale of products is recognized at the time of sale to a retail customer. Motorcycle manufacturing sales made to the Company-owned stores are eliminated in consolidation.

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

    NET EARNINGS OR LOSS PER COMMON SHARE:

    The computation of diluted net earnings or loss per share was anti-dilutive in the 1997 periods presented; therefore, the amounts reported for basic and diluted are the same. Net income or loss per common share was determined by dividing net income or loss by the weighted average shares outstanding in each period. Effective February 5, 1998, the Company effected a 1-for-5 reverse stock split of its common stock. All shares and per share data are presented to reflect the 5-for-1 stock split for all periods presented.

    The basic and diluted net earnings per share for the nine months ended September 30, 1998 reflect the impact of EITF D-60. This pronouncement of the Financial Accounting Standards Board sets forth the SEC staff's position on accounting for the issuance of certain types of convertible preferred stock. EITF D-60 recommends that a beneficial conversion feature be treated (for the purposes of the presentation of earnings per share) as a return to the preferred shareholders over the minimum period that it is realized.

    The Company's Series C preferred stock, issued in the second quarter of 1998, qualifies for the presentation recommended in EITF D-60 and the presentation of the net earnings per share for the nine months ended September 30, 1998, is presented accordingly.

    CASH AND CASH EQUIVALENTS:

    For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORIES:

    Inventories are valued at the lower of cost or market using a cost method which approximates average cost. Inventory consists primarily of purchased items, together with labor and overhead that has been applied thereto.

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

    ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

3.  SERIES C PREFERRED STOCK

    On April 16, 1998, the Company sold through a private offering 155 Units at $25,000 per Unit, of Series C Preferred Stock. Each Unit consisted of one share of the Company's Series C Preferred Stock (the "Preferred C") and 1,250 Series F Common Stock Purchase Warrants (the " F Warrants") to purchase one share of the Company's common stock at $5.00 per share, for total consideration of $3.875 million. Each share of the Company's Preferred C is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date"), into shares of the Company's common stock. The price at which the Preferred C converts into the Company's common stock (the "Conversion Price"), is determined by dividing $25,000 by the greater of; (1) seventy-five percent (75%) of the average closing price of the Company's common stock for the ten trading days immediately preceding the Conversion Date, or (2) $2.50, provided, however, that under no circumstance shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. The Preferred C shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8.00 per share for any period of twenty
    (20) consecutive trading days. During the third quarter ended September 30, 1998, 151 shares of Series C Preferred stock were converted into 1,222,595 shares of common stock. As of November 3, 1998, all the Series C Preferred had been converted into common shares.

4.  COMMITMENTS AND CONTINGENCIES:

    LEASES

    The Company leases all of its operating facilities located in Santa Ana, Sacramento, San Diego, and Riverside, California, as well as in Deep Ellum and Farmers Branch in Dallas, Texas.

5.  RELATED PARTY TRANSACTIONS:

    In February 1998, Meyer Duffy & Associates (an affiliate of the Company), through affiliated partnerships, provided the Company an $800,000 loan, (herein referred to as "Bridge Loan") bearing interest at 12% per annum. Meyer Duffy & Associates through affiliated partnerships also received 150,000 warrants at $5.00 per share, pending completion of the Series C Preferred Stock offering (Refer to Footnote 3). Donald Duffy, a principal of Meyer, Duffy & Associates, is currently a director of the Company and was Chairman of the Board of the Company at the time of the Bridge Loan. The Company also maintains a consulting arrangement with Meyer Duffy. Upon completion of the Series C Preferred Offering, this Bridge Loan was converted into 32 units of Series C Preferred Stock. Meyer Duffy & Associates through affiliated partnerships also purchased 28 units of the Series C Preferred stock. During the third quarter ended September 30, 1998 Meyer Duffy & Associates through affiliated partnerships converted all 60 units into 495,050 shares of common stock.

    In October 1998, Meyer Duffy & Associates (an affiliate of the Company), through affiliated partnerships, provided the Company $300,000 pursuant to a motorcycle flooring arrangement evidenced initially by an unsecured note, bearing interest at eighteen percent (18%) per annum, pending completion of documentation for a formal flooring agreement. This loan was needed in order to finance the Company's continued growth until the closing of a revolving credit agreement, now being negotiated by the Company, and corresponding refinancing of the existing long-term debt.

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

RESULTS OF OPERATIONS

The Company conducts its operations through two operating divisions: Motorcycle Manufacturing and Retail Stores. The Motorcycle Manufacturing division includes the manufacture of heavyweight cruiser motorcycles by the Company at its Riverside, California facility and the sale of these motorcycles to dealers in its independent dealer network and through its five Company-owned Superstores. The Retail Stores division includes sales of motorcycles, parts and accessories by the Company's Superstores.

In accordance with the Company's business plan, the Company's efforts are currently focused primarily on the growth of the Motorcycle Manufacturing division through increasing its manufacturing capability and the expansion of the Company's independent dealer network. The Company expects that in future periods, an increasing proportion of the Company's revenues will be derived from the Motorcycle Manufacturing division.

The Company's operations are expected to be impacted by general seasonal trends that it believes are characteristic of the motorcycle industry. The Company has historically not been affected by seasonal trends because it began manufacturing operations in February 1997, and by the fall and winter months of 1997 and early 1998, had sufficient dealer demand to absorb all of the production the Company was able to achieve at that time. In 1998, however, production has been substantially increased to a point that the Company expects some effect due to seasonal trends. The Company therefore expects higher revenues to occur in the second and third quarters in future years. Due to this seasonality in the Company's operations, the Company's three- and nine-month results may not be indicative of the results of operations for the full fiscal year.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997:

Total revenues for the three months ended September 30, 1998, were $9,697,000 as compared to $4,518,000 for the same quarter in 1997, representing an increase of $5,179,000, or 115%.

After giving effect to the elimination of interdivisional charges of $1,256,000, revenues attributable to the Company's Motorcycle Manufacturing and Retail Stores divisions for the three months ended September 30, 1998, were $6,388,000 and $3,309,000, respectively, as compared to $1,830,000 and $2,688,000 for the comparable period a year earlier.

The increase in net sales in the Motorcycle Manufacturing division was primarily attributable to an increase in units sold to 469 from 183 for the comparable period a year earlier. The increase in units sold was attributable to a larger dealer network, which increased to approximately 100 dealers at September 30, 1998, as compared to approximately 27 dealers as of September 30, 1997. All of the active dealers within the Company's dealer network are located in the United States.

Currently, the Company has the capacity to manufacture approximately 200 units per month. The Company is pursuing a long-term strategy to significantly increase motorcycle production capacity with a goal of having the capacity to manufacture approximately 300 units a month by the end of 1999. The Company does not expect that such an increased capacity can be supported by sales through the Company's existing dealer network, and the Company's ability to increase sales in accordance with its strategy is therefore dependent on the continued expansion of the Company's dealer network. The Company also seeks to stimulate demand for its motorcycles by additional marketing efforts, advertising through different media and national advertising of its products, which the Company believes will aid in attracting new dealers and will promote increased sales from existing dealers.

The increase in net sales in the Retail Stores division was attributable to a 20% increase in same store sales for the four Superstores which were operating during both periods, and the addition in August 1998, of a new Superstore in the Deep Ellum, Dallas, Texas market, bringing the total number of Company owned Superstores to five. The Company's Superstores range in size from 5,000 to 12,000 square feet and sell a product line which primarily includes new Ultra Cycles manufactured by the Company, and used Harley-Davidsons. The Company does not currently plan to open additional Company-owned Superstores, although plans may change if an exceptional opportunity arises.

Cost of goods sold for the three months ended September 30, 1998, was $7,511,000 (i.e. 77% of revenues) compared to $3,701,000 (i.e. 82% of revenues) for the comparable period a year earlier, representing an increase of $3,810,000, or 103%. With revenues rising at a faster rate than cost of goods sold, the Company's gross margin improved to 23% from 18%, and gross profit increased by $1,369,000, to $2,186,000 for the three months ended September 30, 1998, from $817,000 for the comparable period a year earlier.

The increase in gross margins is principally due to the increased production in the Company's Motorcycle Manufacturing division, which permitted improved cost efficiencies. Gross margins in the Motorcycle Manufacturing division were approximately 25% during the three months ended September 30, 1998, as compared to approximately 17% for the Retail Stores division. Management believes that gross margins in the Motorcycle Manufacturing division should continue to improve with increases in production, as the Company expects to benefit from growing economies of scale.

Selling, general and administrative expenses were $1,226,000 (i.e. 13% of total revenues), for the quarter ended September 30, 1998, compared to $1,179,000 (i.e. 26% of total revenues), for the three months ended September 30, 1997, representing an increase of $47,000, or 4%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The percentage increase in selling, general and administrative expenses was substantially less than the percentage increase in total revenues, reflecting improved utilization of corporate and administrative personnel and some reduction in the labor force, offset by the increased costs associated with increased Company operations.

Depreciation and amortization expense for the quarter ended September 30, 1998, totaled $146,000 compared to $91,000 for the same period in 1997. The increase is attributable to a changing of the amortization period of goodwill from a forty-year amortization period to a fifteen-year amortization period.

As a consequence of the foregoing, the Company's operating income was $814,000 for the three months ended September 30, 1998, as compared to an operating loss of $458,000 for the comparable period a year earlier.

Interest expense declined by $37,000, from $245,000 for the three months ended September 30, 1997, to $208,000 for the three months ended September 30, 1998. The decrease is primarily attributable to less debt outstanding compared to the same period in 1997.

There is no provision for income taxes in 1998. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

For the three month period ended September 30, 1998, the Company reported a net income of $602,000, compared to a net loss of $858,000, for the comparable period a year earlier. The improved profitability of $1,460,000 is the result of the aforementioned increases in manufacturing and sales as well as improved operating efficiencies.

The Company's ability to continue to improve its profitability in future periods will depend upon a number of factors including, without limitation, continued demand for heavyweight motorcycles, generally, and the Company's products, specifically, the ability of the Company to continue the expansion of its dealer network, and the ability of the Company to increase its manufacturing capability on a cost-effective basis.

While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future. The Company expects to mitigate inflationary increases through securing additional purchase volume discounts as production continues to increase, as well as selected price increases for its products.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

Total revenues for the nine months ended September 30, 1998, were $22,679,000, as compared to $12,167,000 for the comparable period a year earlier, representing an increase of $10,512,000, or 86%.

After giving effect to the elimination of interdivisional charges of $3,326,000, revenues attributable to the Company's Motorcycle Manufacturing and Retail Stores divisions for the nine months ended September 30, 1998, were $13,294,000 and $9,402,000 respectively, as compared to $4,327,000 and $7,840,000 for the comparable period a year earlier.

The increase in net sales in the Motorcycle Manufacturing division was primarily attributable to an increase in units sold to 1068 from 439. The increase in units sold was attributable to a larger dealer network, which increased to about 100 dealers at September 30, 1998, as compared to approximately 27 dealers as of September 30, 1997.

The increase in net sales in the Retail Stores division was attributable to a 20% increase in same store sales for the four Superstores which were operating during both periods, and the addition in August 1998, of a new Superstore in the Deep Ellum, Dallas, Texas market.

Cost of goods sold for the nine months ended September 30, 1998, was $18,205,000 (i.e. 80% of revenues) compared to $10,280,000 (i.e. 84% of revenues) for the comparable period a year earlier, representing an increase of $7,925,000, or 77%. With revenues rising at a faster rate than cost of goods sold, the Company's gross margin improved to 20% from 16%, and gross profit increased by $2,604,000, to $4,491,000 for the nine months ended September 30, 1998, from $1,887,000 for the comparable period a year earlier.

The increase in gross margins is principally due to the increased production in the Company's Motorcycle Manufacturing division, which permitted improved cost efficiencies. Gross margins in the Motorcycle Manufacturing division were approximately 23% during the nine months ended September 30, 1998, as compared to approximately 15% for the Retail Stores division.

Selling, general and administrative expenses were $3,474,000 (i.e. 15% of total revenues), for the nine months ended September 30, 1998, compared to $4,070,000 (i.e. 33% of total revenues), for the nine months ended September 30,1997, representing a reduction of $596,000, or 15%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The decrease in selling, general and administrative expenses, despite a substantial increase in total revenues, reflected significant cost-cutting measures implemented during the year including a general reduction in the labor force.

Depreciation and amortization for the nine months ended September 30, 1998, totaled $418,000 compared to $251,000 for the same period in 1997. The increase is primarily attributable to a changing of the amortization period of goodwill from a forty-year amortization period to a fifteen-year amortization period.

As a consequence of the foregoing, the Company's operating income was $599,000 for the nine months ended September 30, 1998, as compared to an operating loss of $2,434,000 for the comparable period a year earlier.

Interest expense declined by $103,000, from $517,000 for the nine months ended September 30, 1997, to $414,000 for the nine months ended September 30, 1998. The decrease is primarily attributable to a debt restructuring which took place in November 1997.

For the nine month period ended September 30, 1998, the Company had a net income of $162,000, compared to a net loss of $3,135,000 for the comparable period a year earlier. The improved profitability is the result of the aforementioned increases in manufacturing and retail sales, as well as improved operating efficiencies and cost reduction measures.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have data sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activity.

Based on a recent assessment, the Company has determined that it may be required to modify or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company's computer systems are entirely "PC" based utilizing "off-the-shelf" software produced by a limited number of major software suppliers.

The Company has initiated formal communications with all of the significant suppliers of its information technology ("IT") and non-IT systems in order to receive assurances that both its IT and non-IT systems are Year 2000 compliant. Based upon the responses received, the Company intends, during the first half of 1999, to run test transactions on all of its systems to confirm the Year 2000 operability of such systems. In the event that such testing reveals Year 2000 vulnerability, the Company believes that with modifications to existing systems and conversions to new systems, the Year 2000 issue can be mitigated. The Company believes that such communication, testing, and modifications and/or replacements can be accomplished at an estimated cost of less than $20,000.

The Company has also initiated formal communications with all of its significant vendors and large customers to determine to what extent the Company might be vulnerable to those third parties' failure to remedy their own Year 2000 issue. There can be no assurance that the systems of third parties will be timely converted. The Company, however, has a relatively small number of significant suppliers, and it believes that alternative suppliers will be available for all required parts. The Company will continue to monitor the compliance activities of its key suppliers up to the Year 2000, and if satisfactory assurances of compliance cannot be received in a timely fashion, the Company expects to enter into replacement arrangements with other vendors.

As the number of units held by a dealer at any one time range from one to fifteen, the Company believes that the ordering and invoicing process with such dealers could, if need be, be handled on a manual basis for a limited time until compliance is obtained.

The most reasonably likely worst case scenario for the Company is the failure of banking institutions, through which the Company clears its financial transactions, to become Year 2000 compliant. In the event any such banking institutions do not become Year 2000 compliant in a timely manner, the Company may be unable to gain access to funds when needed or to pay its obligations when due. The Company would be required to delay or defer financial transactions, which could severely and adversely affect the Company's financial condition. To the extent that operations could continue on a manual basis, there would be an impact relating to the additional cost and delay associated with manual processing.

Pending completion of its review and testing process, the Company does not yet have a contingency plan as such. It is expected that such a plan will be prepared by mid-1999. The Company has determined, however, that to the extent any key supplier, vendor or customer of the Company cannot demonstrate such person's Year 2000 compliance to the Company's satisfaction, and if short-term manual back-up systems cannot be implemented without adversely effecting the Company's operations, then the Company will seek to establish relationships with other suppliers, vendors, or customers who can provide assurance of Year 2000 compliance.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes its working capital primarily to finance the motorcycles which it manufactures. Typically, manufacturing costs are incurred one to two months prior to receipt of payment for the finished product. As the operations of the Company expand, internally generated cash is not sufficient to meet the Company's working capital needs. Accordingly, the Company has needed to look to outside funding sources to address its liquidity and working capital needs. Historically, the Company has addressed these needs primarily through private equity placements and secured debt-financing arrangements with lenders.

During the nine months ended September 30, 1998, the Company completed a private placement of Series C Convertible Preferred Stock, which generated approximately $3.875 million in cash. In addition, in June 1998, the Company completed a three-year senior secured loan with Tandem Capital of Nashville, Tennessee. The amount of the loan is $4.5 million. The loan bears interest at 12% per annum and stipulates quarterly payments. The Tandem loan is secured by a first lien on substantially all of the Company's assets. In connection with this loan, Tandem also received 370,000 warrants to purchase the Company's common stock at an exercise price equal to $4-1/16 payable in cash or in-kind by debt cancellation. The proceeds of the loan were used to repay $2.5 million of then-existing long-term debt, with the remaining $2 million used to expand the Company's motorcycle manufacturing operations.

In October 1998, Meyer Duffy & Associates (an affiliate of the Company), through affiliated partnerships, provided the Company $300,000 pursuant to a motorcycle flooring arrangement evidenced initially by an unsecured note, bearing interest at eighteen percent (18%), pending completion of documentation for a formal flooring agreement. This loan was needed in order to finance the Company's continued growth until the closing of a revolving credit agreement, now being negotiated by the Company, and corresponding refinancing of existing long-term debt.

Cash used for operating activities totaled $6.280 million for the nine months ended September 30, 1998, as compared to cash used for operating activities of $5.623 million for the same period in 1997. The increase in cash used for operating activities primarily resulted from increased manufacturing operations. Significant working capital changes included an increase of $2.25 million in accounts receivable and an increase in inventories of $1.433 million attributable to an increase in production in the Motorcycle Manufacturing division, offset, in part, by an increase in accounts payable of $862,000.

Cash used for investing activities totaled $152,000 during the nine months ended September 30, 1998, as compared to cash used for investing activities of $1.812 million during the prior year's period. The decrease results from the following:
(1) slightly lower investment in property, plant, and equipment in 1998, (2) the acquisition, in 1997, of the assets of the Ultra Kustom Cycles and Ultra Kustom Parts divisions of Mull Acres Investments ("MAI"), offset by the elimination, in conjunction with such acquisition, of the Company's investment in a joint-venture with MAI.

Cash provided by for financing activities totaled $5.973 million for the nine months ended September 30, 1998, as compared to cash provided by financing activities of $7.286 million during the prior year's period. Principal payments on long-term debt and short-term debt totaled $2.580 million and $98,000, respectively, for the nine months ended September 30, 1998. Net proceeds from the issuance of preferred stock totaled $3.875 million and the exercise of previously outstanding stock warrants/options totaled $213,000 during the period.

OUTLOOK

As the Company continues to pursue its growth strategy, additional financing will be required principally for its motorcycle manufacturing operations. The Company currently has the capacity to manufacture approximately 200 units per month, with a goal of increasing capacity to over 300 units a month by the end of 1999. The Company also intends to move to a new manufacturing facility with approximately twice the manufacturing space it currently possesses, with such a move expected to cost between $250,000 and $350,000.

Assuming that revenues generated by its Superstores do not materially decline, the Company does not believe that working capital from external sources will be needed for its Retail Store division. The Company does not currently plan to open additional Company-owned Superstores, although such plans may change if an exceptional opportunity arises.

Although the Company believes it can, at its current level of operations, adequately service its existing indebtedness and meet its working capital needs utilizing available internal cash, however, additional cash and/or credit availability will be required to meet its manufacturing expansion goals. It is currently expected that the Company's additional financing will be in the form of both additional placement of equity and receivable- and inventory-based debt financing; however, the Company will continue to evaluate financing alternatives based upon changing market conditions. The Company believes that its available cash and cash resources, combined with additional financing which it can reasonably expect to obtain, will be sufficient to fund current activities.

There can be no assurances, however, that the Company will be able to meet its expansion goals. Such expansion goals may not be met if, for example, the Company is unable to raise additional equity capital or debt financing, the Company experiences delays establishing a new manufacturing facility, or if the Company is unable (due to a lack of dealers or demand) to sell all of the motorcycles which it may have the capacity to produce.

                                     PART II

OTHER EVENTS

ITEM 1 - LEGAL PROCEEDINGS

        As described in the Company's latest Form 10-KSB, Donald Bogert, Brenda Bogert and Bikers Dream of North Carolina, Inc. ("Bogert") filed an action against the Company on February 28, 1996, in the General Court of Justice, Superior Court Division, of Catawba County, North Carolina claiming violation by the Company of the requirements of the Federal Trade Commission Rule and the requirements of the North Carolina Business Opportunity Sales Statute in connection with the Company's sale of a franchise to Bogert in June 1994, as well as breach of contract. Bogert sought recovery of all sums paid to the Company, a sum in excess of $10,000 for breach of contract and a sum in excess of $10,000 for punitive damages. In December 1996, the Court dismissed the case pursuant to a provision in the License Agreement regarding arbitration of disputes. Arbitration commenced in December 1997 and continued in May 1998. A decision in the arbitration was reached in June 1998, which requires the Company to rescind the franchise agreement. A total of $125,000 has been deposited by the Company into an escrow account to cover the potential costs of such rescission. The Company currently expects that less than the full amount of the deposit will be required in order to comply with the arbitration decision.

        As referenced in the Company's Form 10-QSB for the quarter ended June 30, 1997, on June 18, 1997, the Company was served as a co-defendant in a claim filed in the Superior Court of the State of California for the County of Orange by Frank Pierce Jones. The complaint named several co-defendants, including Mull Acres Investments, Inc. ("MAI"), and sough to recover from these several entities a $300,000 judgement previously obtained by the plaintiff from Tiffany Coachworks, Inc. ("TCI"). Plaintiff sued the Company on the theory that the Company was a successor to TCI, insofar as the Company purchased the assets of the Ultra Kustom Cycles and Ultra Kustom Parts businesses from MAI, which allegedly is an affiliate of TCI. Pursuant to a settlement agreement in February 1998, the plaintiff amended the complaint to remove the Company as a defendant.

ITEM 2 - CHANGE IN SECURITIES

        During the quarter ended September 30, 1998, the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the transaction described below were all exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors confirmed to the Company their investment intent, the investors were provided with information about the Company and/or access to such information, and restrictions were placed on resale of the securities. In each transaction involving the issuance of stock options or warrants, the exercise price was equal to the fair market value of the Company's common stock as of the date of grant of such options or warrants. No underwriters were used or commissions paid in connection with any such sales.

        In September 1998, the Company received notice of exercise from a single investor with respect to 20,000 previously issued Series D Warrants, and received $80,000 in payment of the exercise price of $4.00 per share with respect to such Warrants.

ITEM 3 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on July 31, 1998. The stockholders took the following actions at the meeting:

        1. Elected Herm Rosenman, Donald J. Duffy, Humbert Powell, III, John Russell, and Bruce Scott to the Company's Board of Directors. Each of Messrs. Rosenman, Duffy, Powell, Russell and Scott was elected by the vote of 3,665,867 in favor and 37,121 against, with no one abstaining and no broker non-votes.

        2. Approved the Company's 1998 Stock Option Plan by the vote of 2,411,667 in favor and 60,252 against, with 973 abstaining and 1,230,096 broker non-votes.

        3. Ratified the selection by the Company's Board of Directors of Singer, Lewak, Greenbaum, and Goldstein as the Company's Independent auditors for the fiscal year 1998 by the vote of 3,648,219 in favor and 50,004 against, with 509 abstaining and 4,256 broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            27 Financial Data Schedule

        (b) Report on Form 8-K

            Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 23, 1998              BIKERS DREAM, INC.


                                      By: /s/ HERM ROSENMAN
                                          --------------------------------------
                                          Herm Rosenman, Chief Executive Officer


                                      By: /s/ ANNE TODD
                                          --------------------------------------
                                          Anne Todd, Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 27            Financial Data Schedule