Form 10KSB
period 1998-12-31
BIKERS DREAM INC
filed 1999-04-15
CIK 805907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
                 (Name of small business issuer in its charter)


            California                                  33-0140149
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

11631 Sterling Avenue, Riverside, California                            92503
  (Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: (909) 343-1883

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. The issuer had revenues of $27,734,620 for the fiscal year ended December 31, 1998.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). The aggregate market value of the voting and non-voting common equity held by non-affiliates on April 1, 1999 was approximately $12,809,038 based on the closing price of the Company's Common Stock on the Nasdaq SmallCap Market on that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 1, 1999, 5,157,590 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS DEVELOPMENT

The Company, which was formerly known as HDL Communications, was incorporated in California in October 1985. The Company was engaged in the publishing business until June 1989, when it acquired Biker's Dream, Inc., a California corporation engaged in the sales and service of used Harley-Davidson motorcycles. Prior to its acquisition of Biker's Dream, Inc., the Company effected a 1 for 1,363.341473 reverse split of its outstanding Common Stock. After the acquisition, Biker's Dream, Inc. was merged into HDL Communications and HDL Communications changed its name to Bikers Dream, Inc. For accounting purposes, Biker's Dream, Inc. is considered to be the acquirer of HDL Communications.

In September 1996, the Company formed a joint venture with Mull Acres Investments, Inc. ("MAI"), whose Ultra Kustom Cycles division in Riverside, California manufactured custom V-twin motorcycles and show-bikes. The joint venture was formed to act as the exclusive distributor of Ultra Kustom Cycles with exclusive rights to all direct retail sales of Ultra Kustom Cycles in Southern California, Sacramento, California, and Dallas, Texas. In February 1997, the Company, through its wholly owned subsidiary, Ultra Acquisition Corporation, a Nevada corporation ("UAC"), purchased from MAI certain assets, including equipment and inventory, of MAI's Ultra Kustom Cycles and Ultra Kustom Parts divisions that had been used in connection with the manufacture, distribution and sale of motorcycles and motorcycle parts and accessories.

BUSINESS OF BIKERS DREAM

The Company operates in two divisions: Motorcycle Manufacturing and Distribution and Retail Stores.

MOTORCYCLE MANUFACTURING AND DISTRIBUTION

The Company's Motorcycle Manufacturing and Distribution ("Motorcycle") division consists of the Company's wholly-owned subsidiary, UAC. The Motorcycle division designs, manufactures and sells "V" twin powered heavyweight cruiser motorcycles. The Motorcycle division manufactures motorcycles at an assembly facility in Riverside, California. Marketing, sales and administrative offices are also located in Riverside, California. In February 1999, the Company entered into a lease for a new 56,000 square foot assembly facility and administrative offices in Mira Loma, California. The Company anticipates that it will vacate the Riverside premises and move to the new Mira Loma headquarters by May 1999. See Item 2 -- "Description of Property."

The Motorcycle division currently offers ten models under the Ultra Cycles name: the "Groundpounder", the "Jackhammer", the "Patriot", the "Legacy", the "Cruiser", the "Wide Series" I & II, the "Groundpounder ST", the "Jackhammer ST" and the "Avenger." All Ultra Cycles models emphasize customized features, including polished or painted 96 and 113 cubic inch high performance S&S motors, custom gas tanks, fenders and paint schemes, and chrome and billet aluminum accessories, as standard equipment. Through March 31, 1998, all Ultra Cycles were sold with a twelve-month, twelve thousand-mile warranty. On April 1, 1998, the Motorcycle division introduced a four-year, unlimited mileage warranty for all models.

The major product categories for Ultra Kustom Parts are customized parts, replacement parts and accessories. Parts in these product categories are continually being developed and enhanced.

Distribution of Products; Dealer Network. The Motorcycle division distributes its products through a distribution network of six owned Bikers Dream Superstores, approximately 40 independently owned Bikers Dream Superstores and approximately 65 independent Ultra Cycles dealers. In addition, the Company has recently entered into a distribution agreement with Costco Companies Inc. ("Costco"), operator of 200 U.S. and 70 international warehouse-style consumer buying outlets, pursuant to which Costco will conduct test marketing of Ultra Cycles at selected Costco stores. The Company has marketed its dealer program primarily by advertising in motorcycle and specialty magazines, trade shows and industry gatherings. Each dealer receives an exclusive territory. The Company provides dealers with product training and other operational assistance. In addition, the Company provides its Bikers Dream Superstores with marketing assistance.

 Market for Company's Products. Heavyweight cruiser motorcycles are in high demand in the United States. According to the Motorcycle Industry Council's reports, while annual overall motorcycle unit production in North America has increased from roughly 300,000 units per year in 1994 to over 400,000 units per year in 1998, heavyweight cruiser motorcycle sales (651 cc's) have grown from 82,000 units per year in 1994 to over 150,000 units per year in 1998. This growth has been led by Harley-Davidson, Inc. which, according to its 1998 annual report on Form 10-K, controls approximately 49.5% of the heavyweight motorcycle market. Based on industry reports, the Company estimates the total retail sales volume for the U.S. motorcycle market exceeds $5 billion annually (including motorcycles, parts, accessories and service). According to such reports, the heavyweight cruiser motorcycle segment, including related parts, accessories and service, accounts for over 60% of the U.S. motorcycle market.

Competition. The U.S. heavyweight cruiser motorcycle market in which the Company competes is highly competitive. The Company's major competitors generally have substantially greater financial and marketing resources than those of the Company. Many of the Company's principal competitors have greater sales volume than the Company, have a larger number of distribution outlets and dealers, and are more diversified than the Company.

The Company seeks to avoid direct competition with Harley-Davidson, the largest seller of heavyweight cruiser motorcycles, by operating within a specialized niche of the heavyweight market. Within this niche, the Company competes on the basis of product performance and style, pricing, service and warranties. This competitive strategy includes offering certain customized features (such as polished or painted high-performance engines) at no additional charge over base prices, as well as a four-year, unlimited mileage warranty for all models. The main competitors within the Company's market niche are Titan Motorcycles, Big Dog Motorcycles and CMC (California Motorcycle Corp.). There can be no assurance that the Company's competitors will not expand their product lines or manufacturing operations, or that other motorcycle manufacturers will not enter this market.

RETAIL STORES

The Retail Stores division operates six Company-owned Bikers Dream Superstores and licenses the Company's name, and use of its business model and operating manuals, to its independently owned Bikers Dream Superstores and Ultra Cycles dealers. The Company and licensed Superstores sell Ultra Cycles and other new and used heavyweight cruiser motorcycles complemented by a full range of after-market parts, accessories and service. The Company is not a licensed Harley-Davidson dealer and does not sell new Harley-Davidson motorcycles.

The Company-owned Superstores are located in San Diego, Santa Ana and Sacramento, California, Conover, North Carolina, and Dallas and Farmers Branch, Texas. Approximately 40 independently owned, licensed Bikers Dream Superstores and approximately 65 licensed, independent Ultra Cycles dealers located throughout the United States serve markets not currently served by the Company-owned Superstores.

The Retail Stores division also operates "Dream Wheels", which functions as a mobile showroom. "Dream Wheels" is a 53-foot tractor/trailer which travels the United States to promote and market the Company's dealers and Ultra Cycles brand of motorcycles, accessories and apparel to motorcycle enthusiasts at nationally acclaimed events such as Daytona Bike Week, Sturgis, Laconia and the Laughlin River Run.

Each Superstore features a large showroom for the display of motorcycles and merchandise, a warehouse for inventory and a repair and service department. The showroom is organized to allow variations in location of the displays to accommodate customer traffic flow within the store and heighten customer interest. The service area houses a staff of mechanics and service personnel to accommodate customer service and warranty needs. The forward area of the showroom is reserved for the display of new Ultra Cycles as well as other motorcycles carried for sale.

Larger Superstores are approximately 10,000 square feet in size, while smaller Superstores are approximately 4,000 to 6,000 square feet. Management believes the Bikers Dream Superstores compare favorably with many of the independent retailers of heavyweight cruiser motorcycles. The independent Ultra Cycles dealers are usually smaller shops, ranging in size from approximately 1,500 to 4,000 square feet, which limits space for display of motorcycles and accessories.

The Company's Superstores stock and sell an extensive range of after-market products for the motorcycle enthusiast. Many of these products are not offered by independent motorcycle retailers, who typically carry a limited range of products for a variety of motorcycles.

The Company recently has launched testing of a fully interactive e-commerce web site which the Company anticipates will be fully operational by May 1999. The web site will enable consumers to purchase motorcycle parts, including the Company's Ultra Kustom Parts, accessories and apparel. The site will also enable consumers to view all models of Ultra Cycles, locate dealers and obtain credit approvals for motorcycle purchases. Consumers located outside territories covered by Bikers Dream Superstores and Ultra Cycle dealers will be able to purchase motorcycles over the Internet.

The service department of each Superstore performs service work on most cruiser motorcycles, including Ultra Cycles, Harley-Davidson and other heavyweight cruiser motorcycles. The service department also performs safety checks on all motorcycles sold and warranty work on authorized brands including Ultra. The service department can also install parts and accessories sold in the Superstore.

The market in which Bikers Dream Superstores compete is highly competitive. The main sources of competition are Harley-Davidson and the licensed Harley-Davidson motorcycle dealer network, which primarily sell new Harley-Davidson motorcycles, accessories and parts. Other competitors include the 7,000+ motorcycle retail outlets located throughout the United States which provide new and used motorcycles, aftermarket parts, services and accessories. Competition could increase if current competitors of the Company expand their retail facilities and operations or new competitors with substantial capital and other resources enter the retail market.

MATERIALS AND SUPPLIERS

The Company has supply arrangements with most of the major motorcycle after-market parts and accessory suppliers. Under these arrangements, the Company's Superstores, including dealers if they qualify, receive quantity discounts, allowing the Superstores to purchase goods more affordably. Parts and accessories are purchased from numerous suppliers, with no supplier, excluding the Company's Motorcycle division and S&S, from which the Company purchases its engines, accounting for more than 10% of sales. Management believes that the loss of any supplier, other than S&S, would not have a material adverse effect on the Company at present because other suppliers could be relied upon to meet the Company's requirements at a comparable cost.

RESEARCH AND DEVELOPMENT

The Company has not expended a material amount during each of the past two fiscal years on research and development efforts.

PATENTS, LICENSES AND TRADEMARKS

The Company has no patents issued and has several patents pending that relate to performance oriented motorcycle components. The Company currently licenses the "Bikers Dream" name for dealer use. The Company has obtained a service mark registration in the United States for the mark "Bikers Dream." The Company is also actively promoting national brand recognition for the Ultra Cycles name by entering into strategic marketing and promotional agreements. These include a recently signed deal with Speedvision, a 24-hour cable network, pursuant to which Speedvision will provide extensive marketing support for the Ultra Cycles brand.

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

EMPLOYEES

As of December 31, 1998, the Company had 122 employees, all of which are full time.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's operations are conducted in leased facilities located in California, Texas and North Carolina. The following table describes the general character of the existing facilities as of April 1, 1999:


                                                         SQUARE     LEASE     APPROXIMATE
            LOCATION              PRIMARY FUNCTION        FEET     EXPIRES    MONTHLY RENT
            --------              ----------------        ----     -------    ------------
Mira Loma, CA(1)            Motorcycle Assembly and      56,200     2004         $19,670
                            Executive Offices

Riverside, CA(1)            Motorcycle Assembly and      20,487     1999         $ 9,115
                            Executive Offices

Riverside, CA(1)            Administration                3,200     1998         $ 2,280

Sacramento, CA              Retail Superstore            10,480     2000         $ 3,800

San Diego, CA               Retail Superstore             6,935     2001         $ 5,710

Santa Ana, CA               Retail Superstore            12,107     2003         $12,900

Conover, NC                 Retail Superstore             7,000     2001         $ 2,000

Dallas, TX                  Retail Superstore             5,000     2001         $ 2,500

Farmers Branch, TX          Retail Superstore            10,000     1999         $ 8,100

----------

(1) In order to accommodate the expansion of motorcycle production and distribution in its Motorcycle division, the Company has entered into a lease for a new 56,200 square foot assembly facility and administrative offices in Mira Loma, California. The Company anticipates that it will vacate the Riverside premises and move to the new Mira Loma headquarters by May 1999. In the opinion of the Company's management, the facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising out of its operations in the normal course of business. As of the date of this report, in the opinion of the Company's management, liability, if any, under these actions is adequately covered by insurance or will not have a material effect on the Company's financial position or results of operations.

As described in the Company's latest Form 10-QSB for the period ended the September 30, 1998, Donald Bogert, Brenda Bogert and Bikers Dream of North Carolina, Inc. ("Bogert") filed an action against the Company on February 28, 1996, in the General Court of Justice, Superior Court Division, of Catawba County, North Carolina claiming violation by the Company of the requirements of the Federal Trade Commission Rules and the requirements of the North Carolina Business Opportunity Sales Statute in connection with the Company's sale of a franchise to Bogert in June 1994, as well as breach of contract. Bogert sought recovery of all sums paid to the Company, a sum in excess of $10,000 for breach of contract and a sum in excess of $10,000 for punitive damages. At the Company's request, the action was removed to the United States District Court, Western District of North Carolina in 1996. In

December 1996, the court dismissed the case pursuant to a provision in the franchise agreement regarding arbitration of disputes. The arbitration hearing commenced in December 1997 and was continued in May 1998. A decision in the arbitration was reached in June 1998, which required the Company to rescind the franchise agreement. A total of $125,000 that was deposited by the Company into an escrow account to cover the partial restitution in connection with the rescission was paid to Bogert in January 1999. The Company also made additional payments aggregating approximately $63,000 to Bogert in the first quarter of 1999. As of the date of this report, the Company remains obligated to make one final payment in an amount to be determined, but in any event such payment will not exceed $12,500. In connection with the resolution of the Bogert matter, in January 1999 the Company assumed the operation of the Bogerts' former dealership in Conover, North Carolina.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded since July 30, 1998 on The Nasdaq SmallCap Market under the symbol "BIKR". Prior to such date, the Company's Common Stock was traded in the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the same symbol. The following table reflects the high and low bid prices of the Company's Common Stock, as reported by the OTC Bulletin Board, from January 1, 1997 to July 30, 1998, and the high and low closing sales prices of the Company's Common Stock, as reported by The Nasdaq Stock Market, from July 30, 1998 through December 31, 1998, in each case as adjusted for the reverse split of the Company's Common Stock effected on February 5, 1998. The bid prices shown in the following table are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. The high and low prices for the third quarter of 1998 occurred after July 30, 1998, and therefore the prices shown are the high and low closing sales prices.


1997                        LOW        HIGH
----                       -----       -----
First Quarter              $3.75       $10.78
Second Quarter             $3.13       $ 9.22
Third Quarter              $4.22       $ 8.59
Fourth Quarter             $3.75       $ 5.00

1998                       LOW         HIGH
----                       -----       -----
First Quarter              $4.00       $4.20
Second Quarter             $4.00       $4.44
Third Quarter              $2.63       $5.34
Fourth Quarter             $2.53       $6.84

To date, the Company has not paid any cash dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.

As of April 1, 1999, there were 1,315 shareholders of record of the Company's Common Stock.

The Company believes that the transactions described below in which securities were sold were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors were provided with information about the Company and/or access to such information, and restrictions were placed on resales of the securities.

DATE        TITLE                       AMOUNT        CONSIDERATION               PURCHASER
----        -----                       ------        -------------               ---------
1/98        Options to purchase         92,000        Services                    Employees
            Common Stock

3/98        Option to purchase          50,000        Consulting                  Consultant
            Common Stock

3/98        Option to purchase          25,000        Waiver of rights            Private investor
            Common Stock

4/98        Options to purchase         25,000        Consulting                  Consultant
            Common Stock

4/98        Options to purchase         16,000        Services                    Employees
            Common Stock

4/98        Common Stock issued         35,000        $105,000                    Private investor
            upon exercise of
            options

5/98        Options to purchase         15,000        Services                    Employee
            Common Stock

5/98        Common Stock issued         33,000        $ 99,000                    Private investor
            upon exercise of
            options

6/98        Warrants to purchase       370,000(1)     Term loan                   Institutional lender
            Common Stock

7/98        Options to purchase         25,000        Services                    Directors
            Common Stock

9/98        Common Stock issued         20,000        $ 80,000                    Private investor
            upon exercise of
            warrants

11/98       Option to purchase          30,000        Services                    Employee
            Common Stock

1/99        Common Stock issued         15,000        $ 75,000                    Private investor
            upon exercise of
            warrants

1/99        Common Stock issued         12,000        $ 36,000                    Private investors
            upon exercise of
            options

1/99        Common Stock issued         73,500        $367,500                    Private investors
            upon exercise of
            warrants

1/99        Common Stock issued         20,000        $ 60,000                    Private investor
            upon exercise of
            options

DATE        TITLE                       AMOUNT        CONSIDERATION               PURCHASER
----        -----                       ------        -------------               ---------
2/99        Preferred Stock              1,545(2)     $1,500,000(2)               Private investor

2/99        Warrants to Purchase        60,000(2)               (2)               Private investor
            Common Stock

2/99        Common Stock                16,000(3)     Termination of license      Director agreement


(1) In June 1998, the Company received a $4.5 million, 12% term loan from Tandem Capital (the "Tandem loan"). In connection with the Tandem loan, the Company issued Tandem Capital warrants expiring June 2003 to purchase 370,000 shares of the Company's Common Stock at an initial exercise price of $4-1/16 per share. The exercise price of the warrants is reset annually on the anniversary of the closing of the Tandem loan at the lesser of (i) $4-1/16 or (ii) the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding such anniversary. In addition, under the terms of the agreement governing the Tandem loan, the Company is obligated to issue to Tandem Capital on each anniversary of the closing date of the Tandem loan, until the Tandem loan is paid in full, a warrant to purchase 200,000 additional shares of Common Stock at an exercise price equal to the greater of (i) $4.00, or (ii) 80% of the average closing bid price of the Company's Common Stock for the 20 days preceding such anniversary date.

(2) In February 1999, the Company completed an offering of $1.5 million in newly issued Series D Preferred Stock. The outstanding shares of Series D Preferred Stock are convertible into Common Stock pursuant to a formula. Each share of Series D Preferred Stock has a Stated Value of $1,000. The number of shares of Common Stock issuable upon the conversion of one share of Series D Preferred Stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or
        (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion.

        The 1,545 shares of Series D Preferred Stock currently outstanding could be converted until April 7, 1999. The exact number of shares of Common Stock into which currently outstanding Series D Preferred Stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of the Company's Common Stock. Decreases in the trading price of the Company's Common Stock are likely to result in increases in the number of shares of Common Stock issuable upon conversion. However, prior to the receipt of shareholder approval, the maximum number of shares issuable upon conversion will not exceed 1,027,996. This number represents 19.9% of the Company's outstanding Common Stock as of the date the Series D Preferred Stock was issued.

        The Company issued warrants to the holders of the Series D Preferred Stock enabling them to purchase a total of 60,000 shares of the Company's Common Stock. The warrants may be exercised at any time until February 5, 2004 at an exercise price of $4.125 per share.

        The investors in the Series D Preferred Stock offering have committed to purchase an additional $500,000 of Series D Preferred Stock and a total of 15,000 additional warrants upon approval by the Company's shareholders of the issuance of such additional Series D Preferred Stock. The same investors have also committed to purchase an additional $1 million in Series D Preferred Stock and another 25,000 warrants following the later to occur of shareholder approval or the effectiveness of a registration statement with respect to such shares.

(3) In February 1998, the Company entered into a license agreement with Big Bike Boutique, Inc. ("BBB"), a company owned by Bruce Scott, a director of the Company, pursuant to which the Company licensed its name to BBB for the purpose of selling apparel and accessories. The agreement was terminated in October 1998 pursuant to a termination of license agreement and mutual release. In connection with the termination agreement, the Company issued to Mr. Scott, in February 1999, 16,000 shares of Common Stock. See Item 12 -- "Certain Relationships and Related Transactions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and under "Certain Trends and Uncertainties," below, and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

From 1990 until 1996, the Company operated primarily as a motorcycle superstore retailer. Prior to 1997 the Company was attempting to establish a network of franchised Bikers Dream stores, but suspended such efforts at the end of 1996. In 1997 the Company established its Motorcycle Manufacturing and Distribution ("Motorcycle") division by completing the acquisition of the motorcycle and parts manufacturing assets of Ultra Kustom Cycles (see Item 1 - "Description of Business - General Business Developments"). During 1997 and 1998 a significant amount of the Company's resources were devoted to restructuring and repositioning the Company from a retailer to a premier custom motorcycle manufacturer and distributor. The franchising program was replaced by a rapidly growing network of Bikers Dream Superstores and Ultra Cycles dealers. Bikers Dream Superstore dealers are modeled after the Company-owned Superstores and are located throughout the United States to service the markets not directly serviced by large Company-owned Superstores.

RESULTS OF OPERATIONS

The Company conducts its operations through two operating divisions: Motorcycle and Retail Stores. The Motorcycle division includes the manufacture of large displacement "V" twin powered custom heavyweight cruiser motorcycles by the Company at its Riverside, California facility and the sale of these motorcycles to dealers in its independent dealer network and through its six Company-owned Superstores. The Retail Stores division includes sales of motorcycles, parts and accessories by the Company's Superstores.

In accordance with the Company's business plan, the Company's efforts are currently focused primarily on the growth of the Motorcycle division through increasing its manufacturing capability and the expansion of the Company's independent dealer network. The Company expects that in future periods, an increasing proportion of the Company's revenues will be derived from the Motorcycle division.

The Company's operations are expected to be impacted by general seasonal trends that it believes are characteristic of the motorcycle industry. The Company historically has not been affected by seasonal trends because it began manufacturing operations in February 1997, and by the fall and winter months of 1997 and early 1998, had sufficient dealer demand to absorb all of the production the Company was able to achieve at that time. In 1998, however, production was substantially increased to a point that the Company expects some effect due to seasonal trends. The Company therefore expects higher revenues to occur in the second and third quarters in future years.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997:

REVENUES. Total revenues for the fiscal year ended December 31, 1998, were $27,735,000 as compared to $14,925,000 for the same period in 1997, representing an increase of $12,810,000, or 86%.

After giving effect to the elimination of interdivisional charges of $6,046,000, revenues attributable to the Company's Motorcycle and Retail
Stores divisions for the fiscal year ended December 31, 1998, were $15,853,000 and $11,881,000, respectively, as compared to $5,750,000 and $9,175,000 for the fiscal year ended December 31, 1997.

Sales to customers from the manufacturing division include 1,452 motorcycles manufactured during the year, of which 356 were initially sold to our Company-owned retail Superstores. Of those, 256 were then, in turn, sold to retail consumers. Therefore, 1,352 units were ultimately sold to unaffiliated customers during 1998. The increase in units sold was attributable to a larger dealer network, which increased to approximately 100 dealers at April 15, 1999, as compared to approximately 25 dealers as of December 31, 1997. All of the active dealers within the Company's dealer network are located in the United States.

Currently, the Company has the capacity to manufacture approximately 200 units per month. The Company is pursuing a long-term strategy to significantly increase motorcycle production capacity with a goal of having the capacity to manufacture approximately 300 units a month by the end of 1999. The Company does not expect that such an increased capacity can be supported by sales through the Company's existing dealer network, and the Company's ability to increase sales in accordance with its strategy is therefore dependent on the continued expansion of the Company's dealer network. The Company also seeks to stimulate demand for its motorcycles by additional marketing efforts, advertising through different media and national advertising of its products, which the Company believes will aid in attracting new dealers and will promote increased sales from existing dealers. The Company expects that the number of units sold will continue to rise in the foreseeable future, although no assurances can be given.

The increase in net sales in the Retail Stores division was attributable to a 20% increase in same store sales for the four Superstores which were operating during the entire year, and the addition in August 1998, of a new Superstore in the Deep Ellum, Dallas, Texas market. In January 1999 the Company assumed the operation of a store in Conover, North Carolina formerly operated by one of the Company's ex-franchises (see Item 3 --"Legal Proceedings"), bringing the total number of Company owned Superstores to six. The Company's Superstores range in size from 4,000 to 10,000 square feet and sell a product line which primarily includes new Ultra Cycles manufactured by the Company, and used Harley-Davidsons. The Company does not currently plan to open additional Company-owned Superstores, although plans may change if an exceptional opportunity arises.

COST OF GOODS SOLD/GROSS PROFIT. Cost of goods sold for the fiscal year ended December 31, 1998, was $25,784,000 (i.e., 93% of revenues) compared to $14,296,000 (i.e., 96% of revenues) for the comparable period a year earlier, representing an increase of $11,488,000, or 80%. With revenues rising at a faster rate than cost of goods sold, the Company's gross margin improved to 7% from 4%, and gross profit increased by $1,322,000, to $1,951,000 for the fiscal year ended December 31, 1998, from $629,000 for the comparable period a year earlier.

The increase in gross margins is principally due to the increased production in the Company's Motorcycle division, which permitted improved cost efficiencies. Gross margins in the Motorcycle division were approximately 3.7% during the fiscal year ended December 31, 1998, as compared to approximately 11.6% for the Retail Stores division. Management believes that gross margins in the Motorcycle division should continue to improve with increases in production, as the Company expects to benefit from growing economies of scale.

Cost of goods sold for the fiscal year ended December 31, 1998 included approximately $2,000,000 due to the recording of a charge during the fourth quarter of the Company's 1998 fiscal year, resulting from the difference between the Company's inventory total as of December 31, 1998 as shown in its internal accounting records and a lesser amount observed in the physical inventory review conducted in connection with the Company's annual audit. In order to determine the reason or reasons for this difference, the Company is currently conducting a review under the supervision of the Audit Committee of the Board of Directors of its accounting systems, which underwent a complete systems conversion during the second half of 1998. However, the specific causes of this difference have not yet been determined. The Company will notify its insurance carriers of the situation, and the Company believes that, should the Company verify that a physical loss of inventory has actually occurred, then its insurance coverage may provide for recovery of a substantial portion of the amount of this charge, although no assurances can be given.

In light of the foregoing, the Company is implementing new inventory control procedures on a going forward basis. The Company has engaged the services of an independent, bonded warehouse company to take full control over all of the Company's physical inventory functions. The services will commence effective with the Company's move to its new production and corporate headquarters facility, which will be completed in May 1999. At the time of the Company's move, the bonded warehousemen will take possession of the Company's inventory and a full physical inventory count will be taken. The bonded warehousemen will record all receipts and issuances of inventory directly into the Company's accounting system. In addition, beginning with the first fiscal quarter of 1999, the Company will engage its independent auditors to perform a limited review of its quarterly financial statements. Once the Company has identified the specific causes of the inventory difference, further procedures will be implemented as necessary to prevent a reoccurrence.

Cost of goods sold for the fiscal year ended December 31, 1998 also includes, in addition to the charge specifically referenced above, certain adjustments made during the fourth quarter of the year which may pertain, in part, to operations of the Company during prior quarters of the year. These adjustments include approximately $679,000 of intercompany profit elimination and approximately $350,000 of warranty expense.

As a consequence of the foregoing charges and adjustments, the gross margins of the Company for the first three quarters of the fiscal year ended December 31, 1998 are lower than were shown in the Company's unaudited interim financial statements for such periods.

EXPENSES. Selling, general and administrative expenses were $5,361,000 (i.e., 19.3% of total revenues), for the fiscal year ended December 31, 1998, compared to $4,584,000 (i.e., 30.7% of total revenues), for the fiscal year ended December 31, 1997, representing an increase of $777,000, or 16.9%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The percentage increase in selling, general and administrative expenses was substantially less than the percentage increase in total revenues, reflecting improved utilization of corporate and administrative personnel and some reduction in the labor force, offset by the increased costs associated with increased Company operations.

Selling, general, and administrative expenses for the fiscal year ended December 31, 1998 reflect adjustments made during the fourth quarter of the year which pertain, in part, to operations of the Company during prior quarters of the year. These adjustments include approximately $85,000 for the accrual of legal expenses and $65,000 representing a loan origination fee deemed to have been incurred in connection with the restructuring and increase of a credit facility with one of the Company's lenders.

Depreciation and amortization expense for the fiscal year ended December 31, 1998, totaled $542,000 compared to $462,000 for the for the same period in 1997. The increase is attributable to a changing of the amortization period of goodwill from a forty-year amortization period to a fifteen-year amortization period.

As a consequence of the foregoing, the Company's operating loss was $3,953,000 for the fiscal year ended December 31, 1998, as compared to an operating loss of $4,417,000 for the comparable period a year earlier.

OTHER EXPENSE (INCOME). Interest expense declined by $16,000, from $592,000 for the fiscal year ended December 31, 1997, to $576,000 for the fiscal year ended December 31, 1998. The decrease is primarily attributable to less debt outstanding compared to the same period in 1997.

The Company recognized $730,000 of income during the fiscal year ended December 31, 1998 related to reacquisition of preferred stock, as compared to none during the same period one year earlier. The preferred stock so reacquired consisted of 730,000 shares of Series B Convertible Preferred Stock being held in escrow in order to secure obligations to the Company arising under a Mutual Release and Settlement Agreement entered into by the Company in 1997 with Mull Acres Investments, Inc. ("Mull Acres"). In the second fiscal quarter of 1998, the Company determined that Mull Acres had violated the terms of the Mutual Release and Settlement Agreement, thereby giving the Company the right to reacquire the shares held in the escrow, which were effectively retired. The $730,000 recognized by the Company as income reflects the book value of the shares. A total of approximately $110,000 in expenses incurred in connection with this transaction are included within the Company's selling, general and administrative expenses.

There is no material provision for income taxes in 1998. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

NET LOSS. For the fiscal year ended December 31, 1998, the Company reported a net loss of $3,796,000, compared to a net loss of $5,118,000, for the comparable period a year earlier. The improved profitability of $1,322,000 is the result of the aforementioned increases in manufacturing and sales as well as improved operating efficiencies.

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

GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes its working capital primarily to finance the motorcycles which it manufactures. Typically, manufacturing costs are incurred one to two months prior to receipt of payment for the finished product. Although management believes that the Company can, at its current level of operations, adequately service its existing indebtedness and meet its working capital needs by using available internal cash, as the manufacturing operations of the Company expand, internally generated cash is not sufficient to meet the Company's working capital needs. Accordingly, the Company has needed to look to outside funding sources to address its liquidity and working capital needs. Historically, the Company has addressed these needs primarily through private equity placements and secured debt-financing arrangements with lenders.

In April 1998, the Company completed a private placement of Series C Convertible Preferred Stock, which generated approximately $3.075 million in cash. In addition, in June 1998, the Company completed a three-year senior secured loan with Tandem Capital of Nashville, Tennessee. The amount of the loan is $4.5 million. The loan bears interest at 12% per annum and stipulates quarterly payments. The Tandem loan is secured by a first lien on substantially all of the Company's assets. In connection with this loan, Tandem also received 370,000 warrants to purchase the Company's Common Stock at an initial exercise price equal to $4-1/16 payable in cash or in-kind by debt cancellation. The exercise price of the warrants is reset annually on the anniversary of the closing of the loan at the lesser of (i) $4-1/16 or (ii) the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding such anniversary. In addition, under the terms of the Tandem loan agreement, the Company is obligated to issue to Tandem Capital on each anniversary of the closing date of the loan, until the loan is paid in full, a warrant to purchase 200,000 additional shares of Common Stock at an exercise price equal to the greater of (i) $4.00, or (ii) 80% of the average closing bid price of the Company's Common Stock for the 20 days preceding such anniversary date. The proceeds of the Tandem loan were used to repay $2.5 million of then-existing long-term debt, with the remaining $2 million used to expand the Company's motorcycle manufacturing operations.

In order to finance its current working capital needs, the Company is relying on a $1.5 million inventory flooring line of credit which it obtained in May 1998 from Cana Capital Corporation ("Cana Capital"), a company owned by Bruce Scott, a director of the Company, and a $300,000 bridge loan which it obtained in October 1998 from MD Strategic L.P. ("MD Strategic"), a partnership in which Don Duffy, a director of the Company, is a principal. Advances under the Cana Capital line of credit bear interest at a rate of 2% or 5% over the prime rate, depending on the type of advance. The MD Strategic loan is evidenced by an unsecured note bearing interest at eighteen percent (18%) per annum and is due, together with accrued interest, on the earlier of May 31, 1999 or upon receipt by the Company of funds from a third-party lender.

In February 1999, the Company completed an offering of $1,500,000 in newly issued Series D Preferred Stock. The investors in the Series D Preferred Stock offering have committed to purchase an additional $500,000 of Series D Preferred Stock upon approval by the Company's shareholders of the issuance of such additional Series D Preferred Stock. The same investors have also committed to purchase an additional $1 million in Series D Preferred Stock following the later to occur of shareholder approval or the effectiveness of a registration statement with respect to such shares.

The Company will require additional outside sources of capital to continue to expand its manufacturing operations. The Company is currently negotiating an inventory and receivables based line of credit of up to $10 million which will be used to pay off all or part of its existing indebtedness to Tandem Capital, Cana Capital and MD Strategic, and to finance its general business operations and working capital needs. Management believes that such a credit facility, combined with the proceeds of Series D Preferred Stock offerings, would provide the Company with sufficient working capital for the current year. If the Company does not obtain such a credit facility, the Company will be unable to meet its expansion goals unless it obtains other debt or equity financing on acceptable terms. The Company is continually in discussions with lenders and potential equity partners regarding funding options to fuel the Company's growth strategy.

Any additional equity financing that the Company obtains may be dilutive to shareholders, and any additional debt financing may impose substantial restrictions on the ability of the Company to operate and raise additional funds. The Board of Directors will determine the terms of any financing at the appropriate time based upon management's good faith evaluation of the best interests of the Company and its shareholders. There can be no assurance that additional capital will be available or that, if available, such capital will be made available on satisfactory terms.

Cash used for operating activities totaled $7,687,000 for the fiscal year ended December 31, 1998, as compared to cash used for operating activities of $6,509,000 for the same period in 1997. The increase in cash used for operating activities primarily resulted from increased manufacturing operations. Significant working capital changes included an increase of $1,672,000 in accounts receivable and an increase in inventories of $3,191,000 attributable to an increase in production in the Motorcycle Manufacturing division, offset, in part, by an increase in accounts payable of $1,463,000.

Cash used for investing activities totaled $175,000 during the fiscal year ended December 31, 1998, as compared to cash used for investing activities of $1,549,000 during the prior year's period. The decrease results from the following: (1) slightly lower investment in property, plant, and equipment in 1998, and (2) the acquisition, in 1997, of the assets of the Ultra Kustom Cycles and Ultra Kustom Parts divisions of Mull Acres Investments ("MAI"), offset by the elimination, in conjunction with such acquisition, of the Company's investment in a joint-venture with MAI.

Cash provided by financing activities totaled $7,884,000 million for the fiscal year ended December 31, 1998, as compared to cash provided by financing activities of $8,478,000 million during the prior year's period. Proceeds from issuance of notes payable totaled $5,675,000 while payments on notes payable totaled $2,617,000 for the fiscal year ended December 31, 1998. Net proceeds from the issuance of preferred stock totaled $2,945,000 and the exercise of previously outstanding stock warrants/options totaled $494,000 during the period. Net proceeds from advances on related party financing agreements totaled $1,486,000 during the period.

OUTLOOK

As the Company continues to pursue its growth strategy, additional financing will be required principally for its motorcycle manufacturing operations. The Company currently has the capacity to manufacture approximately 200 units per month, with a goal of increasing capacity to over 300 units a month by the end of 1999. The Company also intends to move by May 1999 to a new manufacturing facility with approximately three times the manufacturing space it currently possesses, with such a move expected to cost between $250,000 and $350,000.

Assuming that revenues generated by its Superstores do not materially decline, the Company does not believe that working capital from external sources will be needed for its Retail Store division. The Company does not currently plan to open additional Company-owned Superstores, although such plans may change if an exceptional opportunity arises.

Although the Company believes it can, at its current level of operations, adequately service its existing indebtedness and meet its working capital needs utilizing available internal cash, additional cash and/or credit availability will be required to meet its manufacturing expansion goals. It is currently expected that the Company's additional financing will be in the form of both additional placements of equity and receivable- and inventory-based debt financing; however, the Company will continue to evaluate financing alternatives based upon changing market conditions. The Company believes that its available cash and cash resources, combined with additional financing which it can reasonably expect to obtain, will be sufficient to fund current activities.

There can be no assurances, however, that the Company will be able to meet its expansion goals. Such expansion goals may not be met if, for example, the Company is unable to raise additional equity capital or debt financing, the Company experiences delays establishing a new manufacturing facility, or the Company is unable (due to a lack of dealers or demand) to sell all of the motorcycles which it may have the capacity to produce.

SEASONALITY

Generally, the Company's Motorcycle division exhibits a moderate level of seasonality as dealer demand for motorcycles tends to increase in the second and third quarters as motorcycle sales are greatest in the spring and summer months. The Company's Retail Store division experiences seasonality in the second and third quarters due to the peak in the riding season in the spring and summer.

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

As the number of units held by a dealer at any one time may range from one to fifteen, the Company believes that the ordering and invoicing process with such dealers could, if necessary, be handled on a manual basis for a limited time until compliance is obtained.

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

Pending completion of its review and testing process, the Company does not yet have a contingency plan as such. It is expected that such a plan will be prepared by mid-1999. The Company has determined, however, that to the extent any key supplier, vendor or customer of the Company cannot demonstrate such person's Year 2000 compliance to the Company's satisfaction, and if short-term manual back-up systems cannot be implemented without adversely affecting the Company's operations, then the Company will seek to establish relationships with other suppliers, vendors, or customers who can provide assurance of Year 2000 compliance.

CERTAIN TRENDS AND UNCERTAINTIES

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

The Company wishes to caution readers that these factors, among others, could cause the Company's actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, certain of these matters may have affected the Company's past results and may affect future results.

History of Operating Losses and Accumulated Deficits May Affect Profitability; Improvements in Profitability Dependent upon Ability to Expand Dealer Network and Increase Manufacturing Capability. The Company has a history of operating losses and accumulated deficits. The Company had net operating losses of approximately $3.8 million, $5.1 million and $4 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company's accumulated deficit was approximately $15,787,000. The Company may not be able to achieve or maintain profitability in the future. The ability of the Company to improve its profitability in future periods will depend upon its ability to continue to expand its dealer network and to increase its manufacturing capability on a cost-effective basis.

Limited Experience with Manufacturing Operations. The Company entered the motorcycle manufacturing business in 1997 through the acquisition of the assets which now comprise its Ultra Cycles Division. Previously, the Company's operations had involved only the operation of retail stores selling used motorcycles and motorcycle parts and accessories. The Company's direct experience with motorcycle manufacturing is therefore limited.

Demand for the Company's Products May Not be Sufficient to Enable the Company to Protect or Increase Market Share. The Company manufactures heavyweight cruiser motorcycles. According to industry research reports, the overall market for heavyweight cruisers has grown by approximately 12% per year since 1996. The base retail price of one of the Company's heavyweight cruisers ranges from approximately $16,000 to $26,000. Motorcycles within this price range are luxury goods and are therefore more susceptible to changes in popular fashion and changes in economic conditions than lower priced motorcycles. Any reduction in overall demand for heavyweight cruiser motorcycles may require the Company to increase its share of the market in order to sustain or increase sales. However, the Company cannot ensure that demand for its products will be sufficient to enable the Company to protect or increase its market share. Without sufficient sales volume, the Company's stores will also lose the benefit of economies of scale associated with the superstore concept.

Expansion of Dealer Network Necessary to Maintain or Increase Sales. Motorcycles manufactured by the Company are sold through its six owned Bikers Dream Superstores, approximately 40 independently owned Bikers Dream Superstores and approximately 65 independent Ultra Cycles dealers. Approximately 75% of the motorcycles sold by the Company during the year ended December 31, 1998 were sold through the independent dealer network. Dealers may not be able to maintain or increase this level of sales of the Company's products. Management believes that the Company will need to continue to expand its independent dealer network in order to increase sales, but may not be able to do so successfully.

Loss of Services of Herm Rosenman May Have Material Adverse Effect. The Company depends highly on the services of Herm Rosenman, its president and chief executive officer. The Company entered into an employment agreement with Mr. Rosenman which expires in 2002, but has not obtained key man insurance for Mr. Rosenman. The loss of Mr. Rosenman could have a material adverse effect on the Company and its results of operations.

Stock Price is Subject to Volatility. The stock market from time to time experiences significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. The Company believes that a number of factors can cause the price of its Common Stock to fluctuate, perhaps substantially. These factors include, among others:

        o Announcements of financial results and other developments relating to the Company's business;

        o       Changes in the general state of the economy; and

        o Changes in market analyst estimates and recommendations for the Company Common Stock.

As an example, in late December 1998, the Company's stock price and trading volume fluctuated significantly following announcement of the Company's plans to engage in Internet related commerce.

Significant Decrease in Price of Common Stock Would Correspondingly Increase Number of Shares Issuable Upon Conversion of Series D Preferred Stock and Cause Greater Dilution. Significant downward fluctuations of the Company's stock price may substantially increase the number of shares of Common Stock issuable upon conversion of outstanding Series D Preferred Stock as a result of the conversion formula which is tied to the market price of the Common Stock, thereby also increasing the dilution to existing security holders of the Company. See discussion in note (2) under Item 5 -- "Market for Common Stock and Related Matters."

The Ability of the Company to Continue Operations May be Materially Impaired if the Company Does Not Have Sufficient Cash to Redeem Series D Preferred Stock Upon a Mandatory Redemption. The Company is required to redeem Series D Preferred Stock after an event triggering mandatory redemption pursuant to the terms of the documents governing the terms of the Series D Preferred Stock. Such triggering events include, among other things:

        o       Failure of the Company to pay dividends when required;

        o Material breaches of the Company's agreements with purchasers of Series D Preferred Stock, including failure to register the Common Stock issuable upon conversion of Series D Preferred Stock and failure to maintain the effectiveness of any such registration;

        o       Failure to maintain a Nasdaq listing for the Company's Common
                Stock;

        o Failure to deliver Common Stock certificates in a timely fashion after the conversion of Series D Preferred Stock; and

        o Failure to obtain shareholder approval for the issuance of Series D Preferred Stock and underlying shares of Common Stock by September 30, 1999.

With respect to the last item listed above, the rules of the Nasdaq Stock Market limit the number of shares of Common Stock which the Company can issue without shareholder approval. Under these rules, without shareholder approval common shares cannot be issued upon the conversion of Series D Preferred Stock in an amount exceeding 19.9% of the number of common shares outstanding at the time the Series D Preferred Stock was issued. At the time the Series D Preferred Stock was issued, the Company had 5,165,810 shares of Common Stock outstanding, thereby enabling the Company to issue up to 1,027,996 shares of Common Stock without prior shareholder approval.

Given the formula used for the conversion of Series D Preferred Stock, the number of shares issuable upon the conversion of all currently outstanding Series D Preferred Stock will not exceed 1,027,996 as long as the trading price of the Company's Common Stock is $1.68 or greater. If the trading price of the Common Stock falls below $1.68, then the holders of Series D Preferred Stock will have the right to redeem any shares of Series D Preferred Stock which cannot be converted without violating the 19.9% limitation. Consequently, significant downward fluctuations of the Company's stock price could also create an obligation on the part of the Company to redeem shares of outstanding Series D Preferred Stock, which could have a material adverse effect on our business and financial condition.

It is unlikely that the Company will have sufficient cash to be able to redeem Series D Preferred Stock if required to do so. As a result, the occurrence of an event triggering mandatory redemption of the Series D Preferred Stock could materially impair our ability to continue to operate our business.

Exercise of Outstanding Warrants and Options Would Result in Significant Dilution; Obligations to Issue Additional Warrants. As of April 1, 1999, 1,199,250 previously issued warrants were outstanding at exercise prices ranging from $4.00 to $5.00. As of April 1, 1999, 952,374 options were outstanding at prices ranging from $3.00 to $7.50, and 575,334 of the options were fully vested. The exercise of such warrants and options could result in significant dilution to existing security holders of the Company. In addition, under the terms of the agreement governing the Company's $4.5 million term loan from Tandem Capital, the Company is obligated to issue to Tandem Capital on each anniversary of the closing date of the term loan, until such loan is paid in full, a warrant to purchase 200,000 additional shares of Common Stock at an exercise price equal to the greater of (i) $4.00, or (ii) 80% of the average closing bid price of the Company's Common Stock for the 20 days preceding such anniversary date. (See discussion in note (1) under Item 5 -- "Market for Common Stock and Related Matters.")

Possible Issuance of Additional Preferred Stock May Adversely Affect Rights of Holders of Common Stock and May Render More Difficult Certain Anti-Takeover Strategies in the Best Interest of Shareholders. As of April 1, 1999, the Company had 703,740 shares of Preferred Stock outstanding. The Articles of Incorporation of Bikers Dream permit the Board of Directors to designate the terms of, and issue, up to 9,296,260 additional shares of Preferred Stock without further shareholder approval. The issuance of additional shares of Preferred Stock could adversely affect the rights of holders of Common Stock by, among other things, establishing preferential dividends, liquidation rights and voting power. In addition, the issuance of Preferred Stock might render more difficult, and therefore discourage, an unsolicited takeover proposal such as a tender offer, proxy contest or removal of incumbent management, even if such actions would be in the best interest of the Company's shareholders.

Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this Form 10-KSB in Item 1 -- "Description of Business", under the subheadings: "Motorcycle Manufacturing and Distribution" and "Retail Stores", and Item 6 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the subheadings "General Discussion of Liquidity and Capital Resources", "Outlook", "Seasonality", "Inflation" and "Impact of the Year 2000 Issue."

ITEM 7. FINANCIAL STATEMENTS

See financial statements appended to the back of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers consist of the following persons:


NAME                                              OFFICE
----                                              ------
Herm Rosenman                             CEO, President; Director
Donald J. Duffy                           Director
Humbert Powell                            Director
John K. Russell                           Director
Bruce Scott                               Director
Anne Todd                                 Controller

HERM ROSENMAN, age 51, has been the Company's president and chief executive officer and a director since September 1997. At the annual meeting of the shareholders of the Company in July 1998, he was appointed chairman of the board of directors. From 1996 through 1997, Mr. Rosenman was a principal with Pacific Consulting Group. From 1994 to 1997, Mr. Rosenman was the chief executive officer of RadNet, a healthcare provider. From 1991 to 1995, he was the President and chief executive officer of Ireland Coffee, an upscale coffee chain he founded in a joint venture. From 1988 to 1991, Mr. Rosenman was the chief financial officer of Rexene, a plastics and petrochemicals manufacturer. Prior to 1988, Mr. Rosenman worked for Coopers & Lybrand for 20 years, 10 of which he was a partner, where he served clients in many industries including manufacturing, telecommunications, pharmaceuticals and construction. Mr. Rosenman also serves on the board of directors of Integrated Intelligence Corp., a privately owned company, Mr. Rosenman received a

B.B.A. from Pace University and an M.B.A. from the Wharton School of Business. Mr. Rosenman is married to Diana Rosenman, Director of Marketing and Public Relations of the Company. See Item 12 -- "Certain Relationships and Related Transactions."

DONALD J. DUFFY, age 31, has been a director since December 1995 and is the former chief executive officer of the Company. Until the last Annual Meeting held in 1998, Mr. Duffy served as the chairman of the board of directors. Mr. Duffy is a principal of Meyer, Duffy & Associates, Inc. ("Meyer, Duffy"), an investment management and strategic consulting group based in New York which he founded in September 1994. Meyer, Duffy is involved in the financing of development stage private and public companies. From June 1992 to September 1994, Mr. Duffy was a senior analyst at Oak Hall Capital Advisors, specializing in research and investments in retail, gaming and technology companies.

HUMBERT POWELL, III, age 60, has been a director since December 1995. Mr. Powell has been an associate with Sanders, Morris and Mundy, an investment banker and broker/dealer, since December 1996. Prior to joining Sanders, Morris and Mundy, Mr. Powell held a variety of positions in corporate finance and investment banking, including Chairman of Marleau, Lemire USA from 1995 to November 1996 and Senior Managing Director of Bear Stearns & Co. from 1984 to 1994. Mr. Powell also serves on the Board of Directors of Osicom Technologies.

JOHN K. RUSSELL, age 48, has been a director since May 1997. Mr. Russell is President of the Ducati Owners Club Northeast and owns and operates a fine arts business. Mr. Russell has over twenty years of retail experience and an extensive background managing, supervising and consulting in motorcycle related businesses.

BRUCE A. SCOTT, age 52, has been a director since July 1998. Since January 1998, Mr. Scott has been the President of Cana Capital Corporation, the Secretary and Treasurer of Big Bike Boutique, a retail apparel distributor, the President of Bikers Dream stores in Tampa Bay, Jacksonville, Panama City and Daytona, and the President of Bay Honda, a motorcycle retailer. From December 1995 through December 1997 Mr. Scott was the Senior Vice President of Republic Security Services, a security system company which was, at the time, a division of Republic Industries. From 1985 to 1995 Mr. Scott was the President of Scott Alarm, a privately held security system company that was sold to Republic Industries in 1995.

ANNE TODD, age 31, was named Controller and appointed corporate secretary in 1997. Ms. Todd was previously assistant controller for the Company from 1995 to 1997. Prior to joining the Company she was assistant controller for American Standard from 1993 to 1995.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered in all capacities during the fiscal years ended December 31, 1998 and 1997, respectively, to the Company's chief executive officer during the fiscal year ended December 31, 1998. Where applicable, the figures set forth below have been adjusted to reflect the Company's reverse stock split effected as of February 5, 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM COMPENSATION
                                                                              -----------------------------
                                                 ANNUAL COMPENSATION                            SECURITIES
                                               ----------------------          RESTRICTED       UNDERLYING
  NAME AND PRINCIPAL POSITION       YEAR         SALARY         BONUS         STOCK AWARDS     OPTIONS/SARS
  ---------------------------       ----       ---------        -----         ------------     ------------
Herm Rosenman, CEO/President(1)     1998       $180,000(2)        0(3)          $ 76,875(5)      478,334(6)
                                    1997       $ 45,000(2)        0             $158,646(4)      473,334(7)

-------------
(1) Herm Rosenman was appointed CEO and President in September 1997. No other executive officer earned salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1998.

(2) Under Mr. Rosenman's employment agreement with the Company, as amended, commencing September 1, 1997, the Company has an obligation to pay him a salary in monthly installments of $17,361 for the first, second and third years of the agreement and not less than $20,000 for the fourth and fifth years of the agreement. In accordance with the terms of the employment agreement and as agreed to by the parties, the Company deferred payment of $7,361 each month for the months of September and October 1997, $4,861 each month for the months of November and December 1997 and $2,361 each month during the year of 1998. Further, pursuant to the employment agreement, the Company is obligated to pay all amounts so deferred in equal monthly installments throughout the remainder of the term commencing January 1999, determined by dividing the total amount of payments deferred by the total number of monthly payments remaining during the term as of January 1, 1999. As of January 1, 1999, the total amount deferred was $52,778.

(3) On December 28, 1998, in lieu of a cash bonus (i) the vesting schedule of 30,000 shares of restricted stock previously granted to Mr. Rosenman in 1997 was changed; and (ii) the exercise price of certain options to purchase Common Stock previously granted to Mr. Rosenman was reduced and the vesting schedule for such options was changed. See also notes (4),
        (5) and (6).

(4) Includes 667 shares of Common Stock granted in consideration of Mr. Rosenman's services as a consultant to the Company that vested on August 1, 1997, and 30,000 shares granted as of September 1, 1997, pursuant to Mr. Rosenman's stock grant and stock option agreement, of which 10,000 shares were originally scheduled to vest on each of September 1, 1998, September 1, 1999 and September 1, 2000. As discussed in notes (3) and
        (5), on December 28, 1998 the vesting dates for the first two allotments of 10,000 shares (a total of 20,000 shares) were changed to January 1, 1999 and the vesting date for the last allotment of 10,000 shares was changed to January 1, 2000. Dividends will be paid on such shares (when issued and outstanding) only to the same extent, if any, that dividends are paid on all other outstanding shares of Common Stock.

(5) As described in note (4), the vesting dates of the 30,000 shares originally awarded to Mr. Rosenman in 1997 were changed on December 28, 1998, with 20,000 shares vesting on January 1, 1999 and 10,000 shares vesting on January 1, 2000. In the table, this change in vesting dates has been treated as the grant of a new restricted stock award of 30,000 shares in 1998; however, the 1998 award in effect simply replaces, and is not cumulative with respect to, the prior award of 30,000 shares in 1997. The shares that vest on January 1, 2000 will vest only if Mr. Rosenman is still employed by the Company on September 1, 1999. All of the 30,000 shares, once vested, will not become issuable until September 1, 2000 or upon termination of Mr. Rosenman's employment, whichever occurs first. Dividends on the 30,000 shares (when issued and outstanding) will be paid only to the same extent, if any, that dividends are paid on all other outstanding shares of Common Stock.

        As of December 31, 1998, Mr. Rosenman held a total of 667 shares of restricted stock awarded to him as compensation, and the total value of such shares, based on the Nasdaq closing sales price for the Company's Common Stock on that date, was $2,793.

(6) Includes non-qualified options to purchase 473,334 shares of Common Stock that are reflected in this table as securities underlying options originally granted in the fiscal year ended December 31, 1997. These options are included in the table for 1998 because they were all repriced on October 22, 1998 at an exercise price of $4.00 and subsequently repriced on December 28, 1998 at an exercise price of $3.00. The vesting schedule for 380,000 of these options was also changed on December 28, 1998 as reflected in the table below entitled Option Grants in the Fiscal Year Ended December 31, 1998. Also includes options to purchase 5,000 shares of Common Stock granted in 1998 in consideration of Mr. Rosenman's services as a director of the Company.

(7) Includes non-qualified options to purchase 3,334 shares of Common Stock granted on August 1, 1997 in consideration of Mr. Rosenman's services as a consultant to the Company and non-qualified options to purchase 470,000 shares of Common Stock granted on September 1, 1997, of which 460,000 options were granted pursuant to Mr. Rosenman's stock grant and stock option agreement, as amended, and 10,000 options were granted in consideration of Mr. Rosenman's services as a director of the Company.

STOCK OPTIONS

The following table sets forth certain information with respect to stock options granted to the Company's Chief Executive Officer during the fiscal year ended December 31, 1998.

                        OPTION GRANTS IN THE FISCAL YEAR
                             ENDED DECEMBER 31, 1998


                      NUMBER OF          PERCENT OF
                     SECURITIES         TOTAL OPTIONS
                     UNDERLYING          GRANTED TO         EXERCISE
                       OPTIONS          EMPLOYEES IN         PRICE
        NAME           GRANTED            1998(10)          ($/SHARE)      EXPIRATION DATE
        ----        --------------      -------------       ---------      ---------------
Herm Rosenman       13,334(1)(2)             2.11             $3.00             9/1/2002
Herm Rosenman       80,000(1)(3)            12.69             $3.00             9/1/2003
Herm Rosenman       80,000(1)(4)            12.69             $3.00           12/31/2003
Herm Rosenman       50,000(1)(5)             7.93             $3.00           12/31/2004
Herm Rosenman       50,000(1)(5)(6)          7.93             $3.00           12/31/2004
Herm Rosenman       50,000(1)(7)             7.93             $3.00           12/31/2005
Herm Rosenman       50,000(1)(6)(7)          7.93             $3.00           12/31/2005
Herm Rosenman       50,000(1)(8)             7.93             $3.00           12/31/2006
Herm Rosenman       50,000(1)(6)(8)          7.93             $3.00           12/31/2006
Herm Rosenman        5,000(9)                0.79             $3.75            7/31/2003

------------------------------

 (1) Includes non-qualified options to purchase the number of shares of Common Stock stated in the table that were originally granted in August and September 1997 but were repriced on October 22, 1998 at an exercise price of $4.00 and, in lieu (partially) of a cash bonus, were subsequently repriced on December 28, 1998 at an exercise price of $3.00. The vesting schedule for 380,000 of these options was also changed on December 28, 1998, as reflected in subsequent footnotes to the table.

 (2) These options are exercisable commencing September 1, 1997. Of these options, 3,334 options were granted in consideration of Mr. Rosenman's services as a consultant to the Company and 10,000 options were granted in consideration of Mr. Rosenman's services as a director of the Company.

 (3)    These options are exercisable commencing September 1, 1998.

 (4)    These options are exercisable commencing December 31, 1998.

 (5)    These options are exercisable commencing December 31, 1999.

 (6) None of these options vest until 75% of the budget is achieved. These options vest ratably with the percentage of budget achieved in excess of 75%. As 75% to 100% of the budget is achieved, 75% to 100% of these options vest. The budget described in this footnote is the budget that is submitted annually by Mr. Rosenman and the Company's management team, and approved by the Board of Directors, subject to revision as approved by the Board of Directors or an authorized committee thereof.

 (7)    These options are exercisable commencing December 31, 2000.

 (8)    These options are exercisable commencing December 31, 2001.

 (9) These options are exercisable commencing July 31, 1998. These options were granted in consideration of Mr. Rosenman's services as a director of the Company.

(10) Includes, for purposes of this table, the total number of options granted to Herm Rosenman as a consultant and as a director.

The following table sets forth certain information as to the fiscal year-end value of unexercised options of the Company's Chief Executive Officer. Mr. Rosenman did not exercise any options during the fiscal year ended December 31, 1998.


                          AGGREGATE OPTION EXERCISES IN
      FISCAL YEAR ENDED DECEMBER 31, 1998 AND FISCAL YEAR-END OPTION VALUES


                                                   NUMBER OF SHARES                VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED             IN THE MONEY OPTIONS
                      SHARES                     OPTIONS AT 12/31/98                  AT 12/31/98(1)
                    ACQUIRED ON   VALUE     ------------------------------     -----------------------------
NAME                 EXERCISE    REALIZED   EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                 --------    --------   -----------      -------------     -----------     -------------
Herm Rosenman            0           --        178,334          300,000          $208,022        $356,250

------------------------

(1) The value of the Company's Common Stock for the purposes of the calculation was based upon the closing sales price for the Company's Common Stock on December 31, 1998, as reported by The Nasdaq Stock Market, minus the exercise price.

EMPLOYMENT AGREEMENTS AND REPRICING OF OPTIONS

The Company entered into a three year employment agreement with Herm Rosenman in September 1997, pursuant to which Mr. Rosenman is employed as President and Chief Executive Officer of the Company. The term of this agreement was extended to five years by amendment in December 1997. Under the terms of this agreement, as amended, Mr. Rosenman is to receive base compensation of $17,361 for each month of the first, second and third years, and at least $20,000 for each month of the fourth and fifth years, of the term. In accordance with the terms of the employment agreement and as agreed to by the parties, the Company deferred payment of $7,361 each month for the months of September and October 1997, $4,861 each month for the months of November and December 1997 and $2,361 each month during the year of 1998. Further, pursuant to the employment agreement, the Company is obligated to pay all amounts so deferred in equal monthly installments throughout the remainder of the term commencing January 1999, determined by dividing the total amount of payments deferred by the total number of monthly payments remaining during the term as of January 1, 1999. As of January 1, 1999, the total amount deferred was $52,778. The Board may annually review Mr. Rosenman's salary and, in its sole discretion, based upon such factors as the Board may choose to consider, may increase such salary. Mr. Rosenman is also eligible to participate in any bonus plans applicable to executive officers of the Company as may be established by the Board. In addition, the Company reimburses Mr. Rosenman for certain automobile expenses and provides him with a motorcycle manufactured by the Company for his personal use, and if Mr. Rosenman serves the full five year term of his employment agreement, title to this motorcycle will be transferred to him at the end of the term. In the event that Mr. Rosenman becomes physically or mentally disabled or incapacitated during any period of the term, the Company will pay him his base compensation less the aggregate amount of all income disability benefits that he may, or may be entitled to, receive for such period. Mr. Rosenman's employment agreement further provides that on the date of any termination without cause of Mr. Rosenman's employment under his employment agreement arising from a change in control, the Company is obligated to pay to Mr. Rosenman an amount equal to 18 months' salary, as determined according to the amount paid to Mr. Rosenman at the time of termination, payable on a monthly basis.

In connection with Mr. Rosenman's employment agreement, the Company and Mr. Rosenman entered into a stock grant and stock option agreement in December 1997. Pursuant to the stock grant and stock option agreement, the Company agreed to grant 30,000 shares of Common Stock (after giving effect to the reverse stock split of the Company's Common Stock that was effected as of February 5, 1998) to Mr. Rosenman, which shares would vest in equal allotments of 10,000 shares on each of September 1, 1998, September 1, 1999 and September 1, 2000, provided that Mr. Rosenman was still employed by the Company under his employment agreement at each such vesting date. Under an amendment to the stock grant and stock option agreement entered into in December 1998, the vesting dates for the first two allotments of 10,000 shares (a total of 20,000 shares) were changed to January 1, 1999, and the vesting date for the last allotment of 10,000 shares was changed to January 1, 2000 in lieu, partially, of a cash bonus to Mr. Rosenman. Once vested, none of the 30,000 shares are issuable until September 1, 2000 or upon termination of Mr. Rosenman's employment, whichever occurs first.

Under the original stock grant and stock option agreement, the Company agreed to grant 460,000 options to Mr. Rosenman at an exercise price of $5.00 per share (as adjusted for the reverse stock split of the Common Stock of the Company effected as of February 5, 1998), which shares would vest in specified allotments over a period of five years. In October 1998, these options, together with 13,334 previously granted options, were canceled and new options were issued at an exercise price of $4.00 per share, which price included a premium of approximately 10% above the fair market value of the Common Stock as of the date of approval by the Compensation Committee. The Compensation Committee approved the reduction in the exercise price from $5.00 to $4.00 to more closely reflect the market price of the Common Stock and thereby maintain the value of the options as an incentive. As a result of this stock option repricing, the Company canceled a total of 473,334 stock options and granted the same number of new stock options at the aforementioned exercise price of $4.00 per share.

In December 1998, all 473,334 options were canceled and new options were issued at an exercise price of $3.00 per share, which price includes a premium of approximately 20% above the fair market value of the Common Stock as of the date of approval by the Compensation Committee. In lieu, partially, of a cash bonus, the Compensation Committee approved the reduction in the exercise price from $4.00 to $3.00 per share to provide greater economic incentive to Mr. Rosenman to remain with the Company and to avoid the expense to the Company of a cash or stock bonus. As a result of this stock option repricing, the Company canceled a total of 473,334 stock options and granted the same number of new stock options at the aforementioned exercise price of $3.00 per share. Under the original stock grant and stock option agreement, the vesting schedule for the 460,000 options granted thereunder provided (after giving effect to the reverse stock split of the Company's Common Stock that was effected as of February 5, 1998) for vesting of 80,000 options on September 1, 1998, 80,000 options on September 1, 1999 (of which 40,000 were performance-based options), and 100,000 options (of which 50,000 were performance-based options) on each of September 1, 2000, September 1, 2001 and September 1, 2002. Pursuant to the amendment to stock grant and stock option agreement, this schedule was amended in December 1998 to provide, in partial substitution for a cash bonus, for vesting of the remaining then - unvested 380,000 options as follows: 80,000 options (of which 40,000 options were performance-based options) on December 31, 1998 and 100,000 options (of which 50,000 options are performance-based options) on each of December 31, 1999, December 31, 2000 and December 31, 2001. All of the 80,000 options scheduled to vest on December 31, 1998 (including the 40,000 performance-based options) vested on such date.

COMPENSATION OF DIRECTORS

During the fiscal year ended December 31, 1998, no cash compensation was paid to directors of the Company for their services as directors.

As partial consideration for Mr. Rosenman's services as a director of the Company, the Company granted to Mr. Rosenman options to purchase 10,000 shares of Common Stock at an exercise price of $5.00 per share, on September 1, 1997, which were repriced at $4.00 per share on October 22, 1998 and repriced again at $3.00 per share on December 28, 1998.

In October 1998, options to purchase 10,000 shares at a price of $7.90 that were previously granted to Humbert Powell and options to purchase 10,000 shares at a price of $7.05 that were previously granted to John Russell were canceled and new options were issued to each of them at an exercise price of $4.00 per share, which price includes a premium of approximately 10% above the fair market value of the Common Stock as of the date of approval by the Compensation Committee. The Compensation Committee approved the reductions in the exercise price from $7.90 and $7.05 to $4.00 to more closely reflect the market price of the Common Stock and thereby maintain the value of the options as an incentive. As a result of this stock option repricing, the Company canceled a total of 20,000 stock options and granted the same number of new stock options (10,000 options to each of Humbert Powell and John Russell) at the aforementioned exercise price of $4.00 per share.

In July 1998, the Company's stockholders approved a stock option plan (the "Plan") that authorizes incentive stock options for employees (including officers) and non-qualified stock options for non-employee directors and consultants. A total of 50,000 shares of Common Stock were reserved for issuance to directors upon exercise of options granted under the Plan.

Under the Plan, as of the date of their first election or appointment as directors, each director of the Company is automatically granted non-qualified stock options to purchase 5,000 shares of the Company's Common Stock, and thereafter on each anniversary of their first election or appointment as director, each director of the Company will automatically be granted non-qualified stock options to purchase 2,000 shares of the Company's Common Stock. Except as expressly authorized by the Plan, directors of the Company who are members of the committee that administers the Plan are not otherwise eligible to participate in the Plan. The exercise price for each non-qualified stock option granted under the Plan is the fair market value of the Company's Common Stock on the date of grant. Each such non-qualified stock option has a term of five years, subject to earlier termination. If a holder of any non-qualified stock option granted under the Plan no longer serves on the Board, then the outstanding non-qualified stock options of such holder will expire one year after such termination, or their stated expiration date, whichever occurs first.

During the year ended December 31, 1998, the Company's five directors were each awarded options under the Plan for the purchase of 5,000 shares of Common Stock, all with an exercise price of $3.75 per share, none of which were exercised during that year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company's voting securities, which include its Common Stock, Series A Preferred Stock and Series B Preferred Stock, as of April 14, 1999, by each director of the Company, the chief executive officer of the Company, each person known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and all of the directors and the chief executive officer of the Company as a group, excluding in each case rights under options or warrants not exercisable within 60 days. All persons named have sole voting power and investment power over their shares except as otherwise noted. The figures set forth below have been adjusted to reflect the Company's reverse stock split as of February 5, 1998.


                            NAME AND ADDRESS OF                    NUMBER OF              PERCENT OF
TITLE OF CLASS                BENEFICIAL OWNER                    SHARES OWNED               CLASS
--------------              -------------------                   ------------            -----------
Common Stock               Herm Rosenman(1)                         205,001(2)            3.82%(3)
                           11631 Sterling Avenue
                           Riverside, CA 92503

Common Stock               Donald Duffy(4)                        1,403,643(5)           25.04%(3)
                           c/o Meyer, Duffy & Associates, Inc.
                           237 Park Avenue
                           New York, NY 10017

Common Stock               MD Strategic L.P.                        933,448(6)           17.38%(3)
                           c/o Meyer, Duffy & Associates, Inc.
                           237 Park Avenue
                           New York, NY 10017

Common Stock               Humbert Powell, III(7)                    15,000(8)               *(3)
                           712 Fifth Avenue, 11th Floor
                           New York, NY 10019

Common Stock               John K. Russell(9)                        15,000(10)              *(3)
                           11631 Sterling Avenue
                           Riverside, CA 92503

Common Stock               Bruce Scott(11)                           22,000(12)              *(3)
                           11631 Sterling Avenue
                           Riverside, CA 92503

Common Stock               Bulldog Capital Management               524,555(13)          10.17%(3)
                           Limited Partnership, Inc.
                           33 North Glendon Avenue
                           Suite 750
                           Clearwater, FL 33755

Common Stock               Directors and Officers as a Group(5)   1,660,644              28.41%(3)

Series A Pfd. Stock        Elizabeth M. Custer TTEE FBO                   1                100%(14)(15)
                           William M. Custer
                           14 S. High Street
                           P.O. Box 673
                           New Albany, OH 43504

Series A Pfd. Stock        Directors and Officers as a Group(5)           0                 0%(15)


                            NAME AND ADDRESS OF                    NUMBER OF              PERCENT OF
TITLE OF CLASS                BENEFICIAL OWNER                    SHARES OWNED               CLASS
--------------              -------------------                   ------------            -----------
Series B Pfd. Stock        Mull Acres Investments, Inc.             600,000               85.4%(16)(17)
                           c/o Furman Selz
                           230 Park Avenue
                           New York, NY 10169

Series B Pfd. Stock        Len Lichter                              102,194               14.6%(18)(17)
                           405 Park Avenue
                           New York, NY 10022

Series B Pfd. Stock        Directors and Officers as a Group(5)           0                  0%(17)

----------

 (1)    Mr. Rosenman is a Director, President and CEO of the Company.

 (2) Includes 667 shares of Common Stock received in consideration of Mr. Rosenman's services as a consultant to the Company, and 20,000 shares granted pursuant to Mr. Rosenman's stock grant and stock option agreement with the Company (20,000 of said shares are issuable on the earlier of termination of employment or September 1, 2000). Mr. Rosenman disclaims beneficial ownership of 20,000 of the shares described in the immediately preceding sentence as they are not issuable until the earlier of September 1, 2000 or the termination of his employment. Also includes 178,334 shares underlying presently exercisable options. Does not include: 10,000 shares granted to Mr. Rosenman pursuant to his stock grant and stock option agreement with the Company which do not vest until January 1, 2000. Also does not include 300,000 shares of Common Stock underlying options issued to Mr. Rosenman which will not vest within 60 days. Includes 6,000 shares underlying presently exercisable options that were granted to Diana Rosenman, Mr. Rosenman's wife. Does not include 10,000 shares of Common Stock issuable to Diana Rosenman upon the exercise of options which will not vest within 60 days.

 (3) Percent of class calculation based on 5,157,590 shares of Common Stock outstanding as of April 14, 1999, plus number of shares of Common Stock, if any, issuable to the named securityholders upon conversion of preferred stock and/or exercise of options and warrants exercisable within 60 days.

 (4)    Mr. Duffy is a Director of the Company.

 (5) Includes (i) 11,193 shares of Common Stock owned by Mr. Duffy individually, and (ii) 55,000 shares of Common Stock which Mr. Duffy has the right to acquire upon the exercise of currently exercisable stock options. Also includes an additional (x) 944,450 shares of Common Stock which are held by various investment partnerships of which Mr. Duffy is either a general partner or a member of the limited liability company which serves as the general partner, including MD Strategic L.P., and a corporation of which Mr. Duffy is an executive officer (collectively, the "Investment Entities"), and as to which he shares voting and investment power, and (y) 393,000 shares of Common Stock which the Investment Entities have the right to acquire upon the exercise of currently exercisable stock options and/or warrants. Mr. Duffy disclaims beneficial ownership of all securities described in clauses (x) and (y).

 (6) Includes (i) 720,448 shares of Common Stock owned by MD Strategic L.P., and (ii) 213,000 shares of Common Stock which MD Strategic L.P. has the right to acquire upon the exercise of currently exercisable warrants. Mr. Donald Duffy is a general partner of MD Strategic L.P. (see footnote 5 to this table).

 (7)    Mr. Powell is a director of the Company.

 (8)    Issuable upon exercise of presently exercisable options.

 (9)    Mr. Russell is a director of the Company.

(10)    Issuable upon exercise of presently exercisable options.

(11)    Mr. Scott is a director of the Company.

(12) Includes: (i) 17,000 shares of Common Stock and (ii) 5,000 shares issuable upon the exercise of currently exercisable options.

(13) Bulldog Capital Management Limited Partnership ("BCM"), Bulldog Capital Partners Limited Partnership ("BCP"), Bulldog Capital Management, Inc.("BCMI"), the general partner of BCM, and Ronald J. Pollack ("Pollack"), the controlling shareholder of BCMI, filed a Schedule 13G on February 16, 1999 indicating that BCM, BCMI, and Pollack share voting power and dispositive power with respect to 524,555 shares, and that BCM, BCMI, Pollack and BCP share voting power and dispositive power with respect to 470,168 shares. The Schedule 13G also states that, with respect to those shares owned by BCM in its capacity as an investment adviser, no individual client's holdings are more than 5% of the class. The principal offices of BCM are located at 33 North Glendon Avenue, Suite 750, Clearwater, Florida 33755.

(14) Represents less than 5% of the outstanding Common Stock of the Company as of April 14, 1999, assuming conversion of said share of Series A Preferred Stock to Common Stock on such date.

(15) Percent of class calculation based on one share of Series A Preferred Stock outstanding as of April 14, 1999.

(16) Represents less than 5% of the outstanding Common Stock of the Company as of April 14, 1999, assuming conversion of said 600,000 shares of Series B Preferred Stock to Common Stock on such date.

(17) Percent of class calculation based on 702,194 shares of Series B Preferred Stock outstanding as of April 14, 1999.

(18) Represents less than 5% of the outstanding Common Stock of the Company as of April 14, 1999, assuming conversion of said 102,194 shares of Series B Preferred Stock to Common Stock on such date.

* Represents less than 1% of the outstanding shares of Common Stock of the Company as of April 14, 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("reporting persons"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

Except as described below, to the Company's knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to the Company by reporting persons during, and with respect to, its fiscal year ended December 31, 1998, and on a review of written representations from reporting persons to the Company that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner, except that (i) Anne Todd, who was appointed Principal Accounting Officer in 1998, failed to timely file one report and (ii) Christopher Ebert who served as Chief Financial Officer from June 22, 1998 to October 7, 1998, failed to timely file one report. In addition, based on information available to the Company, it appears that (i) Humbert Powell III, who was appointed as a director in 1995, failed to timely file two reports, one of which related to one transaction and (ii) Donald Duffy who was then the Co-Chief Executive Officer and a director of the Company, failed to timely file three reports with regard to five transactions in 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1996 and 1997, the Company incurred a total of $115,603 fees to Meyer, Duffy & Associates, Inc. ("Meyer, Duffy"), for consulting services with respect to capital raising. Mr. Don Duffy, a director of the Company, is a principal of Meyer, Duffy. The fees were paid by the Company in May and June of 1998.

In private offerings in January and June of 1997, the Company sold $2,210,000 principal amount of 12% promissory notes and $2,710,000 principal amount of 9.75% promissory notes, respectively. MD Strategic L.P. ("MD Strategic"), PV II L.P. ("PV II") and MD Ventures III ("MDV III"), partnerships in which Mr. Duffy is a general partner, purchased an aggregate of $1,480,000 of such notes. In August 1998, the notes held by the partnerships plus accrued interest thereon were converted into a total of 1,559,742 shares of

Series B Preferred Stock. These shares were subsequently converted into a total of 311,950 shares of Common Stock (on a post reverse split basis).

In connection with the January 1997 issuance of the 12% promissory notes, the Company issued 1,105,000 warrants ("C Warrants") to purchase an equivalent number of shares of Common Stock (221,000 shares of Common Stock on a post-reverse split basis). Of this number, a total of 375,000 C Warrants were issued to MD Strategic and PV II. In September 1997, MD Strategic and PV II received 275,000 shares of Common Stock (55,000 shares on a post reverse split basis) upon the exercise of an equivalent number of warrants. PV II continues to hold Series C Warrants entitling it to purchase 20,000 shares of Common Stock on a post reverse split basis.

In connection with the June 1997 issuance of the 9.75% promissory notes, the Company issued 1,367,501 warrants ("E Warrants") to purchase an equivalent number of shares of Common Stock of the Company (273,500 shares of Common Stock on a post reverse-split basis). Of this number, a total of 365,000 E Warrants were issued to MD Strategic and MDV III. These warrants entitle MD Strategic and MDV III to purchase a total of 73,000 shares of Common Stock on a post reverse split basis.

In February 1998, pending the completion of the Company's Series C Preferred Stock offering, the Company obtained unsecured bridge loans in the amounts of $500,000 and $300,000, respectively, from MD Strategic and MDV IV, L.P. ("MDV IV"), partnerships in which Mr. Duffy is a principal. Both loans bore interest at 12%. MD Strategic and MDV IV also received a total of 150,000 warrants at an exercise price $5.00 per share, pending completion of the Series C Preferred Stock offering. In April 1998, MD Strategic was issued 48 units of Series C Preferred Stock and 60,000 additional warrants for total consideration of $1.2 million consisting of $700,000 in cash and conversion of its $500,000 promissory note. In August 1998, these 48 units were converted into 396,040 shares of Common Stock. In April 1998, MDV IV was issued 12 units of Series C Preferred Stock and 15,000 additional warrants in exchange for conversion of its $300,000 promissory note. In August 1998, these 12 units were converted into 99,010 shares of Common Stock.

On April 1, 1998, Meyer, Duffy entered into a Consulting Agreement with the Company pursuant to the terms of which Meyer, Duffy agreed to provide the Company consulting services with respect to capital raising and providing industry research in exchange for a fee of $117,600 (payable in monthly installments of $4,900 over a period of two years) and warrants to purchase 25,000 shares of Common Stock of the Company with an exercise price of $4.00 per share.

In order to finance its current working capital needs, the Company is relying on a $1.5 million inventory flooring line of credit which it obtained in May 1998 from Cana Capital Corporation ("Cana Capital"), a company owned by Bruce Scott, a director of the Company, and a $300,000 loan which it obtained in October 1998 from MD Strategic. Advances under the Cana Capital line of credit bear interest at a rate of 2% or 5% over the prime rate, depending on the type of advance. The MD Strategic loan is evidenced by an unsecured note bearing interest at eighteen percent (18%) per annum and is due, together with accrued interest, on the earlier of May 31, 1999 or upon receipt by the Company of funds from a third-party lender. The Company is in the process of negotiating a revolving line of credit with an institutional lender and anticipates that it will terminate the line of credit with Cana Capital Corporation and repay the MD Strategic loan upon obtaining such financing.

In February 1998, the Company entered into a license agreement with Big Bike Boutique, Inc. ("BBB"), a company owned by Bruce Scott, a director of the Company and owner of four independently operated Bikers Dream dealerships, pursuant to which the Company licensed its name to BBB for the purpose of selling apparel and accessories. The agreement was terminated in October 1998 pursuant to a termination of license agreement and mutual release. In connection with the termination agreement, the Company issued to Mr. Scott in February 1999 16,000 shares of Common Stock.

In September 1998, the Company entered into a sublease agreement and a repayment agreement with Big Bike of Daytona, Inc. ("Big Bike"), a Florida corporation owned by Mr. Scott. Pursuant to the terms of the sublease agreement, the Company agreed to sublease to Big Bike, for an original term of three years (which term is in the process of being extended to six years), premises to be used by Big Bike for the operation of an independent motorcycle retail business. Under the repayment agreement, the Company has agreed to reimburse Big Bike for a portion of the cost of certain tenant improvements advanced by Big Bike; such reimbursement is to be made by an offset by Big Bike against the rent otherwise due under the sublease. All profits made by Big Bike on sales of motorcycles, parts and other inventory consigned by the Company shall be applied to rent due under the sublease until the amount paid under the sublease in any given year equals the rent the Company is obligated to pay on the master lease for the premises; thereafter, Big Bike is obligated to pay the Company half of net profits on sales of consigned inventory from the Company. Total rent due under the sublease is capped at the lesser of actual net profits from the sale of consigned inventory from the Company or the amount owed by the Company under the master lease.

The Company has entered into an employment agreement and a stock grant and stock option agreement with Herm Rosenman, president and chief executive officer of the Company. See Item 10 --"Executive Compensation."

In May 1998, the Company entered into a three year employment agreement with Diana Rosenman pursuant to which Ms. Rosenman is employed as Director of Marketing and Public Relations. Ms. Rosenman earns an annual minimum salary of $110,000, subject to annual review by the Board's compensation committee. In addition, the Company agreed to grant Ms. Rosenman an option to purchase 16,000 shares of the Company's Common Stock at $4.00 per share, vesting over a period of three years. Upon termination other than for cause, Ms. Rosenman is entitled to payment equal to six months salary, based on her then current rate of compensation. Ms. Rosenman is the wife of Herm Rosenman, the Company's president and chief executive officer.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     a.             List of Exhibits:


           2.1 Agreement and Plan of Reorganization dated August 4, 1994 among HDL Communications (now known as Bikers Dream, Inc.),
                    Biker Dream, Inc. and the stockholders of Bikers Dream,
                    Inc., as amended by agreements dated November 11, 1994, February 3, 1995 and February 20, 1995.(1)

           3.1 Articles of Incorporation, as amended, of the Company (formerly known as HDL Communications).(1)

           3.1.1    Certificate of Amendment of Articles of Incorporation dated
                    June 21, 1996.(4)

           3.1.2    Certificate of Correction of Certificate of Amendment of
                    Articles of Incorporation dated July 25, 1997.(5)

           3.1.3    Certificate of Ownership of HDL Communications (now known as
                    Bikers Dream, Inc.).(1)

           3.1.4    Certificate of Determination of Series B Convertible
                    Preferred Stock.(5)

           3.1.5    Certificate of Determination of Series C Convertible
                    Preferred Stock.(7)

           3.1.6    Certificate of Determination of Series D Convertible
                    Preferred Stock.(10)

           3.2      Bylaws, as amended, of the Company.(1)

           4.1      Form of Certificate of Common Stock of the Company.

           4.2 Articles of Incorporation of Company, as amended (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and 3.1.6).

           4.3      Bylaws, as amended, of the Company (included as Exhibit
                    3.2).

          10.1      Lease dated August 5, 1993 between the Company and McFadden
                    Plaza.(1)

          10.2      Lease dated November 1, 1994 between the Company and Valley
                    View Partnership.(1)

          10.3      Lease dated February 8, 1995 between the Lily Company and
                    Jim Kinnicutt and Susan Rasmussen d/b/a Bikers Dream of
                    Sacramento.(4)

          10.4      Lease dated October 30, 1996 between the Company and Inland
                    Industries.(4)

          10.5      Form of Series D Preferred Stock Subscription Agreement.(10)

          10.6 Consulting Agreement dated April 6, 1995 between the Company and Meyer, Duffy & Associates.(1)

          10.7 Consulting Agreement effective as of October 1, 1995 between the Company and Meyer, Duffy & Associates.(1)

          10.8 Amendment to Consulting Agreement and Stock Option Agreement dated November 1, 1995, between the Company and Meyer Duffy
                    & Associates.(4)

          10.9 The 1995 Incentive Stock Option Plan of the Company, as amended.(2)+

          10.10 The 1995 Non-Qualified Stock Option Plan of the Company, as amended.(2)+

          10.11     The 1995 Non-Qualified Directors' Stock Option Plan of the
                    Company, as amended.(2)+

          10.12     1998 Stock Compensation Plan.(9)+

          10.13     Bikers Dream, Inc. 1998 Stock Option Plan.(8)+

          10.14     Promissory Note and Security Agreement dated February 14,
                    1996 between the Company and Green Tree Financial Servicing
                    Corporation.(4)

          10.15     Promissory Note and Security Agreement dated December 28,
                    1995 between the Company and Green Tree Financial Servicing
                    Corporation.(4)

          10.16     Stock Option Agreement dated September 13, 1996 between the
                    Company and Mull Acres Investments, Inc.(4)

          10.17     Asset Purchase Agreement dated January 30, 1997 among the
                    Company, Ultra Acquisition Corp. and Mull Acres Investments,
                    Inc.(3)

          10.18     Senior Subordinated Promissory Note of the Company dated
                    January 30, 1997 payable to Mull Acres Investments, Inc. in the amount of $2,700,000.(4)

          10.19     Security Agreement dated January 30, 1997 between the
                    Company and Mull Acres Investments, Inc.(4)

          10.20     Lease dated February 12, 1996 between Mull Acres
                    Investments, Inc. and Lincoln Riverside Business Center.(4)

          10.21     Lease dated October 11, 1996 between Mull Acres Investments,
                    Inc. and Lincoln Riverside Business Center.(4)

          10.22     Note Conversion Agreement dated June 30, 1997 between the
                    Company and Mull Acres Investments, Inc.(6)

          10.23     Employment Agreement dated August 31, 1997 between the
                    Company and Herm Rosenman.(6)+

          10.24 Amendment to Employment Agreement dated August 31, 1997 between the Company and Herm Rosenman.(6)+

          10.25     Stock Grant and Stock Option Agreement dated December 24,
                    1997 between the Company and Herm Rosenman.(6)+

          10.26 Loan Agreement dated November 17, 1997 between the Company and Sirrom Capital Corporation dba Tandem Capital.(6)

          10.27     Form of 12% Convertible Promissory Note dated February 18,
                    1998 payable to the order of Meyer Duffy Ventures III in the amount of $300,000.

          10.28     Form of 12% Convertible Promissory Note dated February 18,
                    1998 payable to the order of MD Strategic L.P. in the amount of $500,000.

          10.29 Non-Negotiable Promissory Note dated October 13, 1998 payable to the order of MD Strategic L.P. in the amount of $300,000.

          10.30 Consulting Agreement dated April 1, 1998 between the Company and Meyer Duffy & Associates.

          10.31     Loan Agreement dated June 22, 1998 between Sirrom Capital
                    Corporation d/b/a Tandem Capital and the Company and Ultra
                    Acquisition Corporation as Borrowers.

          10.31.1 12% Secured Promissory Note Due June 22, 2001 by the Company and Ultra Acquisition Corporation payable to the order of Sirrom Capital Corporation d/b/a Tandem Capital.

          10.31.2 Stock Purchase Warrant by the Company dated June 22, 1998 issued by the Company to Sirrom Capital Corporation d/b/a
                    Tandem Capital.

          10.31.3 Registration Rights Agreement dated as of June 22, 1998 between the Company and Sirrom Capital Corporation d/b/a
                    Tandem Capital.

          10.31.4   Stock Purchase Warrant by Bikers Dream, Inc. dated November
                    17, 1997 issued by the Company to Sirrom Capital Corporation d/b/a Tandem Capital.

          10.31.5 Registration Rights Agreement dated as of November 17, 1997 between the Company and Sirrom Capital Corporation d/b/a
                    Tandem Capital.

          10.32 Form of Loan and Security Agreement dated May 28, 1999 in series of loan agreements between the Company and Cana
                    Capital Corporation in connection with loans to the Company in an aggregate maximum principal amount of $1,500,000.

          10.33 Form of Promissory Note dated May 28, 1999 in series of promissory notes between the Company and Cana Capital
                    Corporation evidencing loans to the Company in an aggregate maximum principal amount of $1,500,000

          10.34 Form of Manufacturer's Recourse Agreement dated May 28, 1999 in series of agreements between the Company and Cana Capital
                    Corporation in connection with loans to the Company in an aggregate maximum principal amount of $1,500,000.

          10.35 Form of Program Letter dated May 28, 1999 in series of agreements between the Company and Cana Capital Corporation in connection with loans to the Company in an aggregate maximum principal amount of $1,500,000.

          10.36     Lease dated as of January 15, 1999 between LDT Company,
                    Carol M. Carson, David Carson and Tim Carson as Partners and
                    Bikers Dream International, together with addendum (relating to Mira Loma facilities).

          10.37     Sublease dated as of January 15, 1999 between PrimeLine
                    Products Company and Bikers Dream International and LDT
                    Company, Carol M. Carson, David Carson and Tim Carson, together with addendum (relating to Mira Loma facilities).

          10.38 Termination of License Agreement and Mutual Release dated as of October 29, 1998 between the Company and Big Bike
                    Boutique, Inc.

          10.39 Sublease Agreement dated September, 1998 between the Company and Big Bike of Daytona, Inc.

          10.40     Agreement dated September 10, 1998 between Bikers Dream,
                    Inc. and Big Bike of Daytona, Inc.

          10.41 Amendment to Stock Grant and Stock Option Agreement dated as of December 28, 1998 between the Company and Herm Rosenman.

          21.1      List of subsidiaries.(2)

          23.1      Consent of Independent Certified Public Accountants.

          27        Financial Data Schedule.

----------

 (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-92294) filed with the Commission on May 31, 1995 and Amendment No. 1 thereto filed with the Commission on October 16, 1995.

 (2) Incorporated by reference to the Company's Form 10-KSB dated April 12, 1996 for the fiscal year ended December 31, 1995 filed with the Commission on April 15, 1996.

 (3) Incorporated by reference to the Company's Form 8-K dated January 30, 1997 filed with the Commission on February 14, 1997.

 (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Commission on April 15, 1997.

 (5) Incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

 (6) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Commission on April 15, 1998.

 (7) Incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

 (8) Incorporated by reference to the Company's proxy statement filed with the Commission on July 8, 1998.

 (9) Incorporated by reference to the Company's registration statement on Form S-8 filed with the Commission on December 15, 1998.

(10) Incorporated by reference to the Company's registration statement on Form S-3 filed with the Commission on February 11, 1999.

+       A compensatory plan or arrangement.


b.      Reports on Form 8-K.

        Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Bikers Dream, Inc.

Dated:  April 15, 1999                  By:  /s/ Herm Rosenman
                                           -------------------------------------
                                           Herm Rosenman, President/CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herm Rosenman                                                 April 15, 1999
---------------------------------------------------------
Herm Rosenman
President, CEO and Director (Principal Executive Officer)

/s/ Anne Todd                                                     April 15, 1999
---------------------------------------------------------
Anne Todd
Controller (Principal Financial and Accounting Officer)

/s/ Donald J. Duffy                                               April 15, 1999
---------------------------------------------------------
Donald J. Duffy
Director

/s/ John Russell                                                  April 15, 1999
---------------------------------------------------------
John Russell
Director

/s/ Humbert Powell                                                April 15, 1999
---------------------------------------------------------
Humbert Powell
Director

/s/ Bruce Scott                                                   April 15, 1999
---------------------------------------------------------
Bruce Scott
Director

                               BIKERS DREAM, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         1

FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                            2 - 3

   Consolidated Statements of Operations                                   4

   Consolidated Statements of Shareholders' Equity                       5 - 6

   Consolidated Statements of Cash Flows                                 7 - 9

   Notes to Consolidated Financial Statements                           10 - 39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc.

We have audited the accompanying consolidated balance sheet of Bikers Dream, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bikers Dream, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 2, 1999

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                        $   689,679
     Marketable securities                                                                200,634
     Accounts receivable, net of allowance for doubtful accounts of $343,361            2,633,649
     Other receivables                                                                     43,098
     Notes receivable                                                                       6,143
     Inventories                                                                        7,644,793
     Prepaid expenses and other current assets                                            221,096
                                                                                      -----------

              Total current assets                                                     11,439,092

FURNITURE AND EQUIPMENT, net of accumulated depreciation and
     amortization of $720,108                                                           1,011,371
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of accumulated
     amortization of $479,084                                                           3,270,271
DEBT ISSUANCE COSTS, net of accumulated amortization of $29,913                           169,533
DEPOSITS AND OTHER ASSETS                                                                 488,516
                                                                                      -----------

                  TOTAL ASSETS                                                        $16,378,783
                                                                                      ===========


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $  2,083,338
     Accrued expenses                                                             1,179,540
     Advances on financing agreements - related party                             1,486,174
     Current portion of notes payable                                               160,991
     Current portion of capital lease obligations                                    36,833
     Notes payable - related parties                                                300,000
                                                                               ------------

         Total current liabilities                                                5,246,876

DEFERRED RENT                                                                        55,586
NOTES PAYABLE, less current portion                                               4,731,749
CAPITAL LEASE OBLIGATIONS, less current portion                                      54,735
                                                                               ------------

              Total liabilities                                                  10,088,946

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Series A, convertible preferred stock, no par value
         liquidation preference of $175,000 per share
              30 shares authorized
              1 share issued and outstanding                                        157,500
     Series B, convertible preferred stock, no par value
         cumulative dividends, liquidation preference of $1 per share
              8,000,000 shares authorized
              702,194 shares issued and outstanding                                 702,194
     Series C, convertible preferred stock, no par value
         cumulative dividends, liquidation preference of $1 per share
              300 shares authorized
              0 shares issued and outstanding                                          --
     Common stock, no par value
         25,000,000 shares authorized
         5,112,926 issued and outstanding                                        21,306,671
     Subscriptions receivable                                                       (90,000)
     Accumulated deficit                                                        (15,786,528)
                                                                               ------------

              Total shareholders' equity                                          6,289,837
                                                                               ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 16,378,783
                                                                               ============


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                                    1998                   1997
                                                                ------------           ------------
REVENUES
     Product sales                                              $ 27,606,964           $ 14,838,057
     Financing contracts                                             127,656                 86,930
                                                                ------------           ------------

         Total revenues                                           27,734,620             14,924,987

COST OF GOODS SOLD                                                25,783,689             14,296,108
                                                                ------------           ------------

GROSS PROFIT                                                       1,950,931                628,879
                                                                ------------           ------------

EXPENSES
     Selling, general, and administrative expenses                 5,361,152              4,584,294
     Depreciation and amortization                                   542,461                461,786
                                                                ------------           ------------

         Total expenses                                            5,903,613              5,046,080
                                                                ------------           ------------

OPERATING LOSS                                                    (3,952,682)            (4,417,201)
                                                                ------------           ------------

OTHER INCOME (EXPENSE)
     Interest expense                                               (576,156)              (592,076)
     Gain on reacquisition of Series B preferred stock               730,000                   --
     Other expense, net                                                3,707               (107,707)
                                                                ------------           ------------

         Total other income (expense)                                157,551               (699,783)
                                                                ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                            (3,795,131)            (5,116,984)

PROVISION FOR INCOME TAXES                                               800                    800
                                                                ------------           ------------

NET LOSS                                                        $ (3,795,931)          $ (5,117,784)
                                                                ============           ============

BASIC LOSS PER SHARE                                            $      (0.92)          $      (2.54)
                                                                ============           ============

DILUTED LOSS PER SHARE                                          $      (0.92)          $      (2.54)
                                                                ============           ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                                4,125,309              2,018,075
                                                                ============           ============


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                      Series A, Convertible              Series B, Convertible            Series C, Convertible
                                          Preferred Stock                   Preferred Stock                   Preferred Stock
                                   -----------------------------     -----------------------------     -----------------------------
                                      Shares           Amount           Shares           Amount           Shares           Amount
                                   ------------     ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1996                    7     $  1,102,500               --       $       --               --      $       --
DEBT INTEREST THEREON CONVERTED
   TO EQUITY                                                            6,481,385        6,481,385
ACCOUNTS PAYABLE AND ACCRUED
   EXPENSES CONVERTED TO EQUITY
ISSUANCE OF COMMON STOCK TO
   EMPLOYEES IN EXCHANGE FOR
   SERVICES
EXERCISE OF OPTIONS FOR CASH
EXERCISE OF SERIES C WARRANTS
   FOR CASH
CONVERSION OF SERIES A
   CONVERTIBLE PREFERRED STOCK
   TO COMMON STOCk                           (4)        (630,000)
DIVIDENDS ON SERIES A
   CONVERTIBLE PREFERRED STOCK
   CONVERTED TO COMMON STOCK
DIVIDENDS ACCRUED ON PREFERRED
   SHARES
NET LOSS
                                   ------------     ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1997                    3          472,500        6,481,385        6,481,385               --              --
PRIVATE PLACEMENTS, net of cost                                                                                 123       2,944,985
RELATED PARTY DEBT CONVERTED
   TO EQUITY                                                                                                     32         800,000
ACCOUNTS PAYABLE AND ACCRUED
   EXPENSES
CONVERSION OF SERIES A
   PREFERRED STOCK                           (2)        (315,000)
CONVERSION OF SERIES B
   PREFERRED STOCK                                                     (5,049,191)      (5,049,191)
CONVERSION OF SERIES C
   PREFERRED STOCK                                                                                             (155)     (3,744,985)
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDEND



                                           Common Stock
                                   ----------------------------   Subscriptions     Accumulated
                                      Shares          Amount        Receivable         Deficit           Total
                                   ------------    ------------   -------------     ------------     ------------

BALANCE, DECEMBER 31, 1996            1,749,736    $  7,477,913      $       --     $ (6,573,983)    $  2,006,430
DEBT INTEREST THEREON CONVERTED
   TO EQUITY                            274,000       1,370,000                                         7,851,385
ACCOUNTS PAYABLE AND ACCRUED
   EXPENSES CONVERTED TO EQUITY          48,391         279,457                                           279,457
ISSUANCE OF COMMON STOCK TO
   EMPLOYEES IN EXCHANGE FOR
   SERVICES                               4,333          32,750                                            32,750
EXERCISE OF OPTIONS FOR CASH            240,800         855,500                                           855,500
EXERCISE OF SERIES C WARRANTS
   FOR CASH                             125,000         484,375                                           484,375
CONVERSION OF SERIES A
   CONVERTIBLE PREFERRED STOCK
   TO COMMON STOCk                       93,333         630,000                                                --
DIVIDENDS ON SERIES A
   CONVERTIBLE PREFERRED STOCK
   CONVERTED TO COMMON STOCK              9,333          70,000                                            70,000
DIVIDENDS ACCRUED ON PREFERRED
   SHARES                                                                               (298,830)        (298,830)
NET LOSS                                                                              (5,117,784)      (5,117,784)
                                   ------------    ------------    ------------     ------------     ------------

BALANCE, DECEMBER 31, 1997            2,544,926      11,199,995              --      (11,990,597)       6,163,283
PRIVATE PLACEMENTS, net of cost                                                                         2,944,985
RELATED PARTY DEBT CONVERTED
   TO EQUITY                                                                                              800,000
ACCOUNTS PAYABLE AND ACCRUED
   EXPENSES                              57,062         250,000                                           250,000
CONVERSION OF SERIES A
   PREFERRED STOCK                       46,667         315,000                                                --
CONVERSION OF SERIES B
   PREFERRED STOCK                    1,009,838       5,049,191                                                --
CONVERSION OF SERIES C
   PREFERRED STOCK                    1,255,599       3,744,985                                                --
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDEND               4,667          35,000                                            35,000


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                      Series A, Convertible              Series B, Convertible            Series C, Convertible
                                          Preferred Stock                   Preferred Stock                   Preferred Stock
                                   -----------------------------     -----------------------------     -----------------------------
                                      Shares           Amount           Shares           Amount           Shares           Amount
                                   ------------     ------------     ------------     ------------     ------------     ------------

EXERCISE OF SERIES D WARRANTS
   FOR CASH                                         $                                 $                 $                $
EXERCISE OF SERIES F WARRANTS
   FOR CASH
EXERCISE OF OPTIONS FOR CASH
EXERCISE OF OPTIONS FOR
   SERVICES
SERIES B PREFERRED STOCK
   REACQUIRED BY THE COMPANY
   FROM MULL ACRES INVESTMENTS,
   INC                                                                   (730,000)        (730,000)
NET LOSS
                                   ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1998                    1     $    157,500          702,194     $    702,194               --       $       --
                                   ============     ============     ============     ============     ============     ============



                                           Common Stock
                                   ----------------------------   Subscriptions     Accumulated
                                      Shares          Amount        Receivable         Deficit           Total
                                   ------------    ------------   -------------     ------------     ------------

EXERCISE OF SERIES D WARRANTS
   FOR CASH                        $     20,000    $     80,000    $                $                $     80,000
EXERCISE OF SERIES F WARRANTS
   FOR CASH                              55,000         275,000                                           275,000
EXERCISE OF OPTIONS FOR CASH             76,167         228,500         (90,000)                          138,500
EXERCISE OF OPTIONS FOR
   SERVICES                              43,000         129,000                                           129,000
SERIES B PREFERRED STOCK
   REACQUIRED BY THE COMPANY
   FROM MULL ACRES INVESTMENTS,
   INC                                                                                                   (730,000)
NET LOSS                                                                              (3,795,931)      (3,795,931)
                                   ------------    ------------    ------------     ------------     ------------
BALANCE, DECEMBER 31, 1998            5,112,926    $ 21,306,671    $    (90,000)    $(15,786,528)    $  6,289,837
                                   ============    ============    ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                        STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                                                1998                  1997
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $(3,795,931)          $(5,117,784)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                  542,461               461,786
              Issuance of common stock for services                          129,000                32,750
              Issuance of preferred stock for interest expense                     -               231,385
              Gain on reacquisition of Series B preferred stock             (730,000)                    -
     (Increase) decrease in
         Accounts receivable                                              (1,672,379)             (712,639)
         Other receivables                                                   (43,098)                    -
         Inventories                                                      (3,190,702)           (1,542,965)
         Prepaid expenses and other current assets                          (121,336)              (18,222)
         Deposits and other assets                                          (284,624)             (134,229)
     Increase (decrease) in
         Accounts payable                                                  1,462,542               509,321
         Accrued expenses                                                     16,913              (218,451)
                                                                         -----------           -----------

                  Net cash used in operating activities                   (7,687,154)           (6,509,048)
                                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for purchases of furniture and equipment                      (189,092)             (216,435)
     Purchase of marketable securities                                          (302)             (200,000)
     Purchase of Ultra Kustom Cycles                                               -            (1,100,000)
     Increase in deferred rent                                                (9,324)               (2,627)
     Other                                                                    23,895               (30,370)
                                                                         -----------           -----------

                  Net cash used in investing activities                     (174,823)           (1,549,432)
                                                                         -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                               4,575,000             7,420,000
     Payments on notes payable                                            (2,580,922)             (108,773)
     Payments on capital lease obligations                                   (28,783)              (25,278)
     Proceeds from notes payable - related parties                         1,100,000                     -
     Payments on notes payable - related parties                             (36,000)              (48,000)
     Advances on financing agreements - related party, net                 1,486,174                     -
     Debt issuance costs                                                     (69,556)              (99,977)
     Exercise of Series C warrants                                                 -               484,375
     Exercise of Series D warrants                                            80,000                     -
     Exercise of Series F warrants                                           275,000                     -
     Exercise of stock options                                               138,500               855,500
     Private placements, net of offering costs                             2,944,985                     -
                                                                         -----------           -----------

                  Net cash provided by financing activities                7,884,398             8,477,847
                                                                         -----------           -----------


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                                           1998              1997
                                                                         --------          --------
                      Net increase in cash and cash equivalents          $ 22,421          $419,367

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              667,258           247,891
                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $689,679          $667,258
                                                                         ========          ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
For the years ended December 31, 1998 and 1997, approximately $544,000 and $550,000, respectively, of cash was paid for interest expense.


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

During the year ended December 31, 1997, the Company converted four shares of Series A convertible preferred stock into 93,333 shares of common stock.

During the years ended December 31, 1998 and 1997, the Company converted accounts payable of $50,000 and $279,457, respectively, into 14,286 and 48,391 shares, respectively, of common stock.

During the year ended December 31, 1998, the Company converted notes payable to a related party of $800,000 into 32 shares of Series C preferred stock.

During the year ended December 31, 1998, the Company converted accrued expenses of $200,000 into 42,776 shares of common stock.

During the year ended December 31, 1998, the Company converted two shares of Series A convertible preferred stock into 46,667 shares of common stock.

During the year ended December 31, 1998, the Company converted 5,049,191 shares of Series B convertible preferred stock into 1,009,838 shares of common stock.


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended December 31, 1998, the Company converted 155 shares of Series C convertible preferred stock into 1,255,599 shares of common stock.

During the year ended December 31, 1998, the Company paid dividends of $35,000 by issuing 4,667 shares of common stock.

During the year ended December 31, 1998, the Company acquired automobiles of $62,588 for a note payable and a capitalized lease obligation of $20,208 and $42,380, respectively.

During the year ended December 31, 1998, the Company recorded an exercise of stock options of 30,000 in exchange for a subscription receivable of $90,000.


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

         Line of Business
         Bikers Dream, Inc. (the "Company") is in the business of manufacturing and selling new Ultra motorcycles and other new and used motorcycles, parts, accessories, apparel, and service. The Company operates in two business segments: 1) the Retail Division, which sells motorcycles, parts and accessories, and services through the five Company-owned retail stores located in California and Texas to individuals; and 2) the Manufacturing Division, which manufactures Ultra motorcycles and sells them to the Ultra motorcycle dealers located throughout the United States and to the five Company-owned stores.

         Organization
         The Company was originally incorporated in 1985. As of March 13, 1995, the Company acquired a publicly-traded dormant entity formerly known as HDL Communications ("HDL"). After the acquisition, the Company was merged into HDL, and HDL changed its name to Bikers Dream, Inc. At the time of acquisition, there was no active trading market for the Company's stock, and management of the Company and HDL determined in an arm's length negotiation that the market value of the combined entities was approximately $4,000,000 (or approximately $5.00 per share) which was evidenced by the number of shares issued (820,000) in connection with the acquisition as follows:

         o    660,000 shares to former Company shareholders
         o    60,000 shares to former HDL shareholders
         o 100,000 shares to holders of $500,000 of convertible notes of HDL who converted them into shares of the Company at a price of $5.00 per share immediately prior to the closing of the acquisition

         At the time of the merger, HDL's assets and liabilities consisted of a note receivable of $500,000 from the Company and notes payable in the amount of $500,000. As the notes were converted into shares concurrent with the acquisition, the 60,000 shares issued to former HDL shareholders were issued in consideration for the public entity HDL.

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

         The surviving company is in the business of manufacturing and selling new Ultra Cycles and other new and used motorcycles, parts, accessories, apparel, and service as described above under "Line of Business."

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION (CONTINUED)

         Organization (Continued)
         In September 1996, the Company entered into an agreement with Mull Acres Investments, Inc. ("Mull Acres") to become a member of Ultra Bikers, LLC, a newly-formed California limited liability company (the "LLC"). The Company contributed $1,525,000 in cash for a 49% interest in the LLC, and Mull Acres received a 51% interest for its expertise in the business of manufacturing, distributing, and selling custom motorcycles.

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

         On January 30, 1997, through its newly-created subsidiary, Ultra Acquisition Corporation, the Company entered into an Asset Purchase Agreement with Mull Acres to purchase the net assets, which included the employee base and manufacturing expertise, of UKC for $3,800,000, which consisted of $1,100,000 in cash and a note payable of $2,700,000. After the close of the transaction, the LLC was dissolved, and the Company owned 100% of the assets of UKC. The acquisition of UKC was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of the acquisition.

         The estimated fair value of the assets purchased and liabilities assumed at the acquisition date is summarized as follows:

         Furniture and equipment                                     $   310,270
         Other assets                                                    108,928
         Excess cost over fair value of net assets acquired            3,749,355
         Other liabilities                                              (368,553)
                                                                     -----------
             PURCHASE PRICE                                          $ 3,800,000
                                                                     ===========

         On June 30, 1997, the Company and Mull Acres entered into an agreement (the "Note Conversion Agreement"). Under the terms of the Note Conversion Agreement, Mull Acres agreed to exercise 274,000 of its then outstanding stock options to purchase the Company's common stock in satisfaction of $1,370,000 of the note payable and to accept 1,330,000 of the Company's Series B convertible preferred stock in satisfaction of the remaining principal balance due under the note payable.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION (CONTINUED)

         Organization (Continued)
         In addition, on October 7, 1997, the Company, Mull Acres, and several individuals affiliated with Mull Acres entered into another agreement (the "Mutual Release and Settlement Agreement"). Under the terms of the Mutual Release and Settlement Agreement, certain terms of the Asset Purchase Agreement and Note Conversion Agreement were clarified and modified. Some of the terms that were clarified and modified related to non-competition, non-solicitation of customers, and non-interference with the Company's employees by Mull Acres and certain specified individuals affiliated with Mull Acres. To secure Mull Acres and the individuals affiliated with Mull Acres performance under the Mutual Release and Settlement Agreement, 730,000 shares of Series B convertible preferred stock were retained by the Company in escrow.

         During 1998, the management of the Company and its legal counsel concluded that the individuals affiliated with Mull Acres violated the terms of the Mutual Release and Settlement Agreement sufficiently enough to allow the Company to reacquire the 730,000 shares of Series B convertible preferred stock that were retained in escrow. The Company reacquired and effectively retired the preferred shares. Since the reacquisition was more than one year after the purchase date of UKC, the Company did not adjust the excess cost over fair value of net assets acquired related to the purchase of UKC, and instead recorded the reacquisition of the 730,000 preferred shares as other income at their book value of $730,000.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries (hereafter known as the "Company"), including the accounts of Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc., Bikers Dream Eagle Enterprises, Inc., and Ultra Acquisition Corporation, dba Ultra Cycles. All significant intercompany accounts and transactions are eliminated in consolidation.

         Revenue Recognition

         Product Sales
         Revenue from the sale of motorcycles is recognized upon completion of the sale agreement. Revenue from the sale of motorcycle parts is recognized upon shipment to the customer.

         Financing Income
         Financing income is the Company's participation in finance contracts for motorcycle sales. Revenue from financing income is recognized when earned.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Superstore Pre-Opening Costs
         All costs associated with opening a Company-owned and operated superstore, with the exception of capitalized furniture, fixtures, and equipment, are expensed when incurred.

         Advertising Costs
         Those costs associated with placement of advertisements in various periodicals are expensed when the advertisement is run. Internal development costs are expensed as incurred. Advertising costs for the years ended December 31, 1998 and 1997 were $463,420 and $285,390, respectively.

         Catalog Costs
         Internal costs associated with the development of mail order catalogs are expensed as incurred. External costs, excluding printing, relating to the development of the catalog are capitalized and amortized over 12 to 24 months from the first publication. Costs associated with printing catalogs are inventoried when purchased and expensed as catalogs are sold or distributed.

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

         Net Loss Per Share
         For the year ended December 31, 1998, the Company adopted SFAS No. 128, Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company had a net loss for 1998 and 1997, basic loss per share and diluted loss per share are the same.

         Stock Split
         Effective February 5, 1998, the Company effected a 1-for-5 reverse stock split of its common stock. All shares and per share data have been retroactively restated to reflect the stock split.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents
         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Marketable Securities
         The Company accounts for its investment in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments include mutual funds which are classified as available-for-sale securities and are stated at fair market value. At December 31, 1998, the market value of these investments approximates cost under the specific-identification method.

         Inventories
         Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method for finished motorcycles and work-in-process inventories and the average cost method for parts inventories. Finished goods include capitalized overhead costs, which include primarily labor.

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

         Debt Issuance Costs
         Investment banking, broker, and other direct costs of obtaining new long-term financing are capitalized and amortized over the term of the corresponding indebtedness.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentration of Risk
         The Company is operating in a growing market due to the current nationwide popularity of custom motorcycles. Its future success is dependent on the continuation of interest in the recreational motorcycle industry.

         Concentrations
         For the years ended December 31, 1998 and 1997, the Company purchased certain motorcycle parts primarily from a single vendor. There could be a negative economic impact to the Company if conditions arise so that the Company could no longer purchase the certain parts from the vendor.

         Concentration of Credit Risk
         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of December 31, 1998, the Company has no significant concentrations of credit risk.

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

         Warranty Costs
         Included in other accrued expenses are accrued warranty costs. Estimated future warranty obligations related to motorcycles and parts are provided by charges to operations in the period in which the related revenue from the sales of motorcycles or parts is recognized. For the years ended December 31, 1998 and 1997, the provision for warranty costs has not been materially different than actual warranty costs.

         Fair Value of Financial Instruments
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reclassifications
         Certain amounts included in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

         Excess of Cost over Fair Value of Net Assets Acquired
         The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized on a straight-line basis over fifteen years. For the years ended December 31, 1998 and 1997, amortization expense was $249,957 and $229,127, respectively. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of December 31, 1998, the Company has not recognized any impairment losses.

         Comprehensive Income
         For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

         Segment Reporting
         The Company accounts for segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that companies disclose "operating segments" based on the way management desegregates the Company for internal operating decisions. See Note 13 for further information about the Company's segments.

         Recently Issued Accounting Pronouncements
         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

         SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.


NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at several banks. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1998, the uninsured portion amounted to $627,581. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 4 - INVENTORIES

         For the year ended December 31, 1998 and 1997, the Company provided a reserve for obsolescence of $290,000 and $465,000, respectively. Inventories at December 31, 1998 consisted of the following:

         Parts                         $3,414,448
         Finished motorcycles           4,230,345
                                       ----------
             TOTAL                     $7,644,793
                                       ==========

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 5 - FURNITURE AND EQUIPMENT

         Furniture and equipment at December 31, 1998 consisted of the following:

         Furniture and fixtures                                  $  179,749
         Equipment                                                  303,675
         Computers                                                  287,020
         Autos and trucks                                           667,792
         Leasehold improvements                                     293,243
                                                                 ----------

                                                                  1,731,479
         Less accumulated depreciation and amortization             720,108
                                                                 ----------
             TOTAL                                               $1,011,371
                                                                 ==========


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Leases
         The Company leases certain facilities for its motorcycle assembly plant, executive offices, administration, and retail superstores under long-term, non-cancelable operating lease agreements that expire through October 2003. The facilities are located in California and Texas. Future minimum aggregate lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1998 were as follows:

          Year Ending
         December 31,
         ------------
             1999                                          $  441,332
             2000                                             323,999
             2001                                             258,406
             2002                                             153,996
             2003                                             128,330
                                                           ----------
                  TOTAL                                    $1,306,063
                                                           ==========

         Total rent expense incurred by the Company for the years ended December 31, 1998 and 1997 was $509,267 and $515,320, respectively.

         See Note 17 for a significant lease entered into by the Company subsequent to December 31, 1998.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation
         During July 1997, the Company settled a dispute over an employee agreement matter in which the Company and its insurance company agreed to pay $250,000 in cash and stock during 1997 and 1998. During 1997, the Company's insurance company paid $50,000 in cash, and the remaining balance of $200,000 was paid in 42,776 shares of the Company's common stock during 1998.

         On March 18, 1998, the Company and its co-defendants finalized a settlement ("the Settlement") agreement with Harley-Davidson Motor Company relating to certain trademark and other infringements and a breach of a 1991 Consent Judgment. Under the terms of the Settlement, the Company and its co-defendants are required to pay $400,000, of which $300,000 was paid by insurance and $100,000 was paid by the Company.

         During 1998, the Company settled a lawsuit through arbitration, in which the plaintiffs alleged that the Company violated the Federal Trade Commission Rule and the requirements of the North Carolina Business Opportunity Sales Statute in connection with the Company's sale of a franchise to the plaintiffs in June 1994. The settlement agreement required the Company to pay a total of approximately $220,000, and in turn, the Company would receive the inventory, equipment, and fixed assets of the dealership with an approximate fair value of $200,000. In addition, as part of the arbitration agreement, the Company would assume operation of the dealership. As of December 31, 1998, the Company had paid a total of approximately $156,000 and had not yet assumed operation of the dealership.

         The Company is also subject to various employee, warranty and other claims, and proceedings which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

         As discussed in Note 1, the Company reacquired 730,000 shares of Series B convertible preferred stock related to violations of the Mutual Release and Settlement Agreement. To date, the parties involved have not filed legal action with respect to the reacquisition, and management of the Company and its legal counsel believe the likelihood that the parties will prevail if they do pursue legal action to be remote.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreements
         The Company has entered into three employment agreements, expiring through October 31, 2001 with certain key employees of the Company. These officers will receive aggregate annual salaries over the years as follows:

          Year Ending
         December 31,
         ------------
             1999                               $  468,333
             2000                                  398,889
             2001                                  161,667
                                                ----------
                  TOTAL                         $1,028,889
                                                ==========

         Other Commitments and Contingencies
         As of December 31, 1998, the Company was in the progress of being audited for compliance with the sales and use tax laws and regulations in the State of California by the State Board of Equalization ("SBOE") related to sales tax exemptions for re-sales and interstate sales. Although the audit was in progress at December 31, 1998, preliminary correspondence from the SBOE indicated that the Company could owe as much as $155,000 as a result of the audit. The Company is vigorously working with the SBOE to resolve the issues concerning the audit and believes that it is more likely than not that the audit will not result in an assessment. Accordingly, as of December 31, 1998, the Company has not accrued any loss related to the sales tax audit.

         During August 1998, the Company signed a letter of intent with two individuals to purchase from the individuals technology that would be used by the Company for the enhancement and development of proprietary parts. Under the terms of the letter of intent, the Company would purchase the technology for a total of $1,100,000 with $1,000,000 to be paid over three years after the definitive agreement takes effect. As of April 2, 1999, the terms of the definitive agreement were still in process of being finalized. Under the terms of the letter of intent, in the event the Company discontinues use of the technology either because it fails to continue to perform as represented or does not achieve reasonable acceptance in the market, the Company has the right to discontinue payments and share ownership of the technology on a pro rata basis with the individuals.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 7 - ADVANCES ON FINANCING AGREEMENTS - RELATED PARTY

         In May 1998, the Company entered into five separate motorcycle floor-plan financing agreements with Cana Capital Corporation ("CCC"), a related party (see Note 14), for an aggregate total of $1,500,000. Under the terms of the agreement, the Retail Division of the Company can borrow on the facilities to finance the purchase of specific bikes for its inventory. Repayments on the advances are the earlier of one year after the advance is made or immediately after the specific bike for which an advance was made is sold. The advances carry an interest rate of 2% per annum over the prime rate, or 9.75% at December 31, 1998, for new motorcycles, and 5% per annum over the prime rate, or 12.75% at December 31, 1998, for used motorcycles. In addition, an administrative fee of 0.25% is charged on outstanding advances. The advances are secured by the Company's inventory, accounts receivable, chattel paper, furniture and equipment, and general intangibles. At December 31, 1998, advances on the credit facilities aggregated to $1,486,174.


NOTE 8 - NOTES PAYABLE - RELATED PARTIES

         During February 1998, the Company received $500,000 and $300,000 convertible bridge loans, bearing an interest rate of 12% each, payable to two partnerships affiliated with Meyer Duffy & Associates, a related party. During April 1998, these notes were converted into a total of 32 shares of the Company's Series C convertible preferred stock.

         During October 1998, the Company issued a $300,000 note payable to MD Strategic, LP, a partnership of which a director of the Company is a principal. The note bears an interest rate of 18% per annum and is due with all accrued interest on the earlier of May 31, 1999, or in full or part upon earlier receipt of funds by the Company from any third-party lender or investor. The note may be extended upon the option of the payee. As of December 31, 1998, the outstanding principal balance on the note was $300,000.


NOTE 9 - CAPITAL LEASE OBLIGATIONS

         Capital lease obligations at December 31,1998 consisted of the following:

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
             principal and interest payments of $2,272 per month, with
             interest at
             20% per annum through May 2000                                     $34,765

         Capitalized lease obligation payable to a finance company, collateralized by certain computer equipment, requiring
             principal and interest payments of $937 per month, with
             interest at
             16% per annum through December 2000                                 17,705

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 9 - CAPITAL LEASE OBLIGATIONS (CONTINUED)

         Capitalized lease obligation payable to a finance company, collateralized by a Ford truck, requiring principal and
             interest payments of $643 per month, with interest at 8.2%
             per annum through April 2002.                                       $39,098
                                                                                 -------

                                                                                  91,568
         Less current portion                                                     36,833
                                                                                 -------
                  LONG-TERM PORTION                                              $54,735
                                                                                 =======

         Minimum future payments for the capital lease obligations at December 31, 1998 are as follows:

          Year Ending
         December 31,
         ------------
             1999                                           $  46,226
             2000                                              30,114
             2001                                               7,716
             2002                                              24,218
                                                            ---------
                                                              108,274
         Less amounts representing interest                    16,706
                                                            ---------
                  TOTAL                                     $  91,568
                                                            =========


NOTE 10 - NOTES PAYABLE

         Notes payable at December 31, 1998 consisted of the following:

         Notepayable to Tandem Capital, dated June 1998, with interest at 12% per annum, due and payable quarterly,
             collateralized by a first lien on all assets of the
             Company, and payable in June 2001. As more fully described in Note 12, certain stock purchase warrants were issued in
             connection with the $4,500,000 note payable to Tandem Capital.         $4,500,000

         Notepayable to bank assumed in conjunction with the
             acquisition of a former franchise operation, guaranteed by the Small Business Administration ("SBA") and
             collateralized by all the assets of the Sacramento store,
             with interest at prime plus 2.5% per annum, or 10.25% at
             December 31, 1998, payable in monthly principal and interest
             payments of $1,455 through April 2005.                                     80,341

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 10 - NOTES PAYABLE (CONTINUED)

         Notepayable to a bank collateralized by the Company's
             securities with the bank, with interest at prime plus
             0.625% per annum, or 8.375% at December 31, 1998, payable
             monthly through June 1999.                                           $   75,000

         Notepayable to a finance company collateralized by a diesel tractor, requiring principal and interest payments of
             $1,870 per month, with interest at 10% per annum through
             January 2001.                                                            40,421

         Notepayable to a finance company, collateralized by a
             trailer, requiring principal and interest payments of
             $5,739 per month, with interest at 10.75% per annum through
             February 2001.                                                          180,058

         Notepayable to a finance company, collateralized by a Ford truck, requiring principal and interest payments of $612
             per month, with interest at 11% per annum through August 2001.           16,920
                                                                                  ----------

                                                                                   4,892,740
         Less current portion                                                        160,991
                                                                                  ----------

                  LONG-TERM PORTION                                               $4,731,749
                                                                                  ==========

         The following is a schedule by years of future maturities of notes payable:

          Year Ending
         December 31,
         ------------
             1999                                      $   160,991
             2000                                           95,553
             2001                                        4,580,719
             2002                                           20,289
             2003                                           14,446
             Thereafter                                     20,742
                                                       -----------

                  TOTAL                                $ 4,892,740
                                                       ===========

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 1998 and 1997:

                                                         1998          1997
                                                      ----------    ----------
         Current
             Federal                                  $             $        -
             State                                           800           800
                                                      ----------    ----------

                                                             800           800
                                                      ----------    ----------
         Deferred
             Federal                                           -             -
             State                                             -             -
                                                      ----------    ----------
                                                               -             -
                                                      ----------    ----------

                  PROVISION FOR INCOME TAXES          $      800    $      800
                                                      ==========    ==========

         The tax effects of temporary differences which give rise to the deferred tax provision (benefit) at December 31, 1998 and 1997 consisted of:

                                                    1998                  1997
                                                ------------          ------------
         Furniture and equipment                $     34,339          $     (2,936)
         Accrued liabilities                          49,358                 2,569
         Accounts receivable allowance                   241                82,943
         Inventory reserve                           (40,855)              266,000
         Net operating losses                      1,257,981             1,566,566
         Other                                        (6,517)               (1,047)
         Valuation allowance                      (1,294,547)           (1,914,095)
                                                ------------          ------------

             TOTAL                              $          -          $          -
                                                ============          ============

         The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 1998 and 1997 as follows:

                                                                1998              1997
                                                            ------------      ------------
         Statutory regular federal income tax rate                 (34.0)%           (34.0)%
         Change in valuation allowance                              33.8              33.8
         Other                                                       0.2               0.2
                                                            ------------      ------------

             TOTAL                                                     -%                -%
                                                            ============      ============

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES (CONTINUED)

         The components of the deferred income tax assets (liabilities) as of December 31 are as follows:

                                                       1998                  1997
                                                   -----------           -----------
         State taxes                               $  (185,620)     $              -
         Furniture and equipment                           854               (38,689)
         Accrued expenses                              299,858                34,527
         Accounts receivable allowance                 155,664               102,943
         Inventory reserve                             141,303               306,000
         Net operating loss carryforwards            5,715,903             3,842,415
         Other                                          26,777                25,964
                                                   -----------           -----------

                                                     6,154,739             4,273,160
         Valuation allowance                         6,154,739             4,273,160
                                                   -----------           -----------

             TOTAL                                 $         -           $         -
                                                   ===========           ===========

         As of December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $15,500,000 and $4,800,000, respectively. The net operating loss carryforwards begin expiring in 2007 and 1998, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 12 - SHAREHOLDERS' EQUITY

         Preferred Stock
         The Company is authorized to issue preferred stock in series and to determine the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock and to fix the number of shares and designation of any such series.

         Series A Convertible Preferred Stock
         Each share of preferred stock pays annual dividends of 10% (based upon a purchase price of $175,000 per unit) and is convertible at the option of the holder, after the effective date of the registration statement with respect to the common stock, into 10,000 shares of the Company's common stock at a conversion rate of $17.50 per share. If at the time of conversion 75% of the current bid price is less than $17.50 per share, the holder will receive a greater number of shares, but in no case will the conversion rate be less than $7.50 per share. In addition, the Company may call for the conversion of the preferred stock if the average closing price of the Company's common stock is $37.50 per share for 10 consecutive trading days or any time after the third anniversary of the private placement. In addition, the aggregate liquidation preference is $175,000.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Series A Convertible Preferred Stock (Continued)
         In 1996, the Company sold seven units consisting of one unit of Series A convertible preferred stock and 10,000 units of Series D warrants for a price of $175,000 per unit. (Note: Series D warrants are described below under "Stock Purchase Warrants.")

         During 1997, accrued dividends of $70,000 on Series A convertible preferred stock were converted into 9,333 shares of common stock. As of December 31, 1998, cumulative per share dividends in arrears on December 31, 1998 were 43,500 in the aggregate.

         Series B Convertible Preferred Stock
         Each share of Series B preferred stock is convertible at the option of the holder. The preferred shares may be redeemed by the corporation at the option of the Board of Directors on a pro rata basis at any time or from time to time in whole or in part commencing one year after the date of issuance at a redemption price of $1.125 per preferred share, plus all accumulated and unpaid dividends. Dividends on the preferred stock are cumulative and accrue whether or not declared on each preferred share at the annual rate of $0.0975 per preferred share. At December 31, 1998, accrued dividends on Series B preferred shares were $211,330 in the aggregate. In addition, the aggregate liquidation preference is $702,194.

         As described in Note 1, on June 30, 1997, the Company entered into a note conversion agreement with Mull Acres, and as part of the agreement, the Company issued 1,330,000 shares of its Series B convertible preferred stock in satisfaction of a portion of the $2,700,000 note payable that the Company had with Mull Acres at the time.

         During September 1997, the Company converted a series of 12% notes payable and 9.75% notes, with an aggregate principal balance of $4,920,000 and accrued interest thereon of $232,000, into 4,920,000 shares of the Company's Series B convertible preferred stock.

         Series C Convertible Preferred Stock
         The Company is authorized to issue 300 shares of Series C convertible preferred stock. Each share of the Company's Series C convertible preferred stock is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date") into shares of the Company's common stock. The price at which the preferred stock converts into the Company's common stock (the "Conversion Price") is determined by dividing $25,000 by the greater of: 1) 75% of the average closing price of the Company's common stock for the 10 trading days immediately preceding the Conversion Date, or 2) $2.50, provided, however, that under no circumstances shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. Each share shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8.00 per share for any period of 20 consecutive days. Dividends are cumulative and accrue whether or not declared on each share of Series C of convertible preferred stock at an annual rate of $2.25 per preferred share.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Series C Convertible Preferred Stock (Continued)
         In April 1998, the Company sold for cash, and through the conversion of notes payable aggregating to $800,000 to a related party, 155 units, each consisting of one unit of Series C convertible preferred stock and 1,250 units of Series F warrants for an aggregate price of $3,875,000 ($25,000 per unit). (Note: Series F warrants are described below under "Stock Purchase Warrants.") As of December 31, 1998, all 155 shares of the Series C convertible preferred stock that were issued were converted into the Company's common stock.

         Common Stock
         During the year ended December 31, 1997, the Company converted four shares of Series A preferred stock into 93,333 shares of common stock.

         During the year ended December 31, 1997, the Company converted $4,920,000 of notes payable into 4,920,000 shares of Series B convertible preferred stock. In addition, accrued interest of $231,385 relating to the above notes payable were converted into 231,385 shares of Series B convertible preferred stock.

         During the year ended December 31, 1997, the Company converted $1,330,000 of notes payable due to Mull Acres into 1,330,000 shares of Series B preferred stock.

         During the year ended December 31, 1997, the Company converted $1,370,000 of notes payable due to Mull Acres into 274,000 shares of common stock.

         During the year ended December 31, 1997, the Company converted accounts payable and accrued expenses of $279,457 into 48,391 shares of common stock.

         During the year ended December 31, 1997, the Company issued 4,333 shares of common stock in exchange for services rendered valued at $32,750 or $7.56 per share, which represents the fair market value of the services rendered.

         During the year ended December 31, 1997, 240,800 stock options were exercised for cash of $855,500.

         During the year ended December 31, 1997, Series C warrants were exercised, whereby 125,000 shares of common stock were issued in exchange for cash of $484,375.

         During the year ended December 31, 1997, the Company issued 9,333 shares of common stock in exchange for accrued preferred stock dividends of $70,000.

         During the year ended December 31, 1998, the Company converted notes payable to a related party of $800,000 into 32 shares of Series C convertible preferred stock.

         During the year ended December 31, 1998, the Company converted accounts payable of $50,000 into 14,286 shares of common stock.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Common Stock (Continued)
         During the year ended December 31, 1998, the Company converted accrued expenses of $200,000 into 42,776 shares of common stock.

         During the year ended December 31, 1998, the Company converted two shares of Series A convertible preferred stock into 46,667 shares of common stock.

         During the year ended December 31, 1998, the Company converted 5,049,191 shares of Series B convertible preferred stock into 1,009,838 shares of common stock.

         During the year ended December 31, 1998, the Company converted 155 shares of Series C convertible preferred stock into 1,255,599 shares of common stock.

         During the year ended December 31, 1998, the Company completed a private placement of Series C convertible preferred stock, selling 123 units at $25,000 per unit, for gross proceeds of $3,075,000.
         The Company netted $2,944,985 after offering costs.

         During the year ended December 31, 1998, Series D and Series F warrants were exercised, whereby 20,000 and 55,000 shares, respectively, of common stock were issued in exchange for cash of $80,000 and $275,000, respectively.

         During the year ended December 31, 1998, 46,167, stock options were exercised for cash of $138,500. In addition, 30,000 shares of common stock were issued in exchange for a subscription receivable of $90,000.

         During the year ended December 31, 1998, the Company issued 43,000 shares of common stock in exchange for services rendered valued at $129,000 or $3.00 per share, which represents the fair market value of the services rendered.

         During the year ended December 31, 1998, the Company issued 4,667 shares of common stock in exchange for accrued preferred stock dividends of $35,000.

         At December 31, 1998, common shares were reserved for issuance as follows:

         Assuming exercise or conversion of:
         1995 Incentive Stock Option Plan                           46,200
         1995 Nonqualified Stock Option Plan                       203,000
         1995 Nonqualified Director's Stock Option Plan            128,000
         Other stock options                                       709,187
         Stock purchase warrants                                 1,497,750
         Convertible preferred stock                               163,772
                                                                 ---------
             TOTAL                                               2,747,909
                                                                 =========

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Purchase Warrants
         At December 31, 1998, the Company had the following stock purchase warrants outstanding:

         1)       Series C Warrants
                  In connection with the issuance of $2,210,000 of notes payable during 1997, the holder of the notes received 221,000 Series C warrants. Each warrant gives the holder the right to purchase the Company's common stock. The exercise price of the warrants was lowered to $3.875 during 1997, and subsequently in 1997, 125,000 of these warrants were exercised for $484,375. At December 31, 1998, there were 96,000 Series C warrants outstanding.

         2)       Series D Warrants
                  The holders of certain notes issued in June 1996 received 77,000 Series D warrants to purchase the Company's common stock at an exercise price of $5.00 per share. The warrants expire three years after issuance. In addition, the warrants are callable if the Company's common stock closes at $7.50 per share for 10 consecutive trading days after registration of the preferred stock. During 1998, the Company lowered the exercise price on Series D warrants from $5.00 per common share to $4.00 per common share, and 20,000 Series D warrants were exercised for a total of $80,000. At December 31, 1998, there were 57,000 Series D warrants outstanding.

         3)       Series E Warrants
                  Under the terms of a series of 9.75% notes payable that were issued in June 1997 with an aggregate principal of $2,710,000, investors of the notes received an aggregate of 273,500 Series E warrants to purchase common stock at a purchase price of $5.00 per share. At December 31, 1998, there were 273,500 Series E warrants outstanding.

         4)       Series F Warrants
                  As part of the sale of the 155 shares convertible Series C preferred stock sold in April 1998, the Company also issued an aggregate of 193,750 Series F warrants (1,250 warrants per preferred share). Each warrant entitles the holder to purchase one share of the Company's stock at a purchase price of $5.00 per share. During 1998, 55,000 Series F warrants were exercised for $275,000 in cash, leaving 138,750 Series F warrants outstanding at December 31, 1998.

         5)       Other Warrants
                  Under the terms of a $2,500,000 loan agreement during 1997, Tandem Capital received an initial Stock Purchase Warrant to purchase up to 87,500 shares of the Company's common stock at an exercise price of $5.00 per share, which is exercisable on or before November 17, 2002. The warrant was outstanding at December 31, 1998.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Purchase Warrants (Continued)

                  Other Warrants (Continued)
                  Additionally, as part of the above loan agreement, Tandem Capital received a Stock Purchase Warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $5.25 per share, which is exercisable on or before June 1, 2003. At December 31, 1998, the warrant was outstanding.

         Other Warrants
         In connection with a $4,500,000 loan agreement during June 1998, Tandem Capital received a stock purchase warrant to purchase up to 370,000 shares of the Company's common stock at $3.25 per share, at any time during a five-year period beginning June 15, 1998. The exercise price of the warrants is automatically reset on the first anniversary date of closing date at the lesser of 1) $3.25 per share, or 2) the average closing bid price of the Company's common stock for the 20 trading days immediately preceding the anniversary date.

         In addition, if the loan obligation is outstanding on the first anniversary of the closing date or any anniversary date thereafter, the Company shall grant Tandem Capital additional stock warrants to purchase up to 200,000 shares of common stock at an exercise price equal to the greater of 1) $4.00 per share, or 2) 80% of the average closing bid price of the Company's common stock for the 20 trading days preceding the anniversary date of the loan. The warrants are exercisable for a five-year period beginning in June 1999.

         Stock Option Plans
         The Company has adopted five stock option plans, the 1995 Incentive Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, the 1995 Non-Qualified Directors' Stock Option Plan, the 1998 Stock Option Plan, and the 1998 Stock Compensation Plan. The shares issued pursuant to the plans are restricted shares until or unless registered by the Company. In addition, the Company from time to time will issue nonqualified stock options outside of these five plans.

         Under the 1995 Incentive Stock Option Plan, options may be granted by the Compensation Committee to its officers, key employees, and other employees according to responsibility and length of service. Options may not be granted to employees owning more than 10% of the total combined voting power of the stock of the corporation. Options granted under the plan shall be granted within 10 years of the date of the adoption of the plan, and must be exercised within 10 years of the grant. The aggregate number of shares that may be issued pursuant to the plan is 100,000 over the life of the plan, and the aggregate fair market value of the stock for exercise for the first time during any calendar year is $100,000 per individual. The exercise price of the options is determined by the Compensation Committee, but in any case the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest pro rata over a four-year period.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (Continued)
         The 1995 Nonqualified Stock Plan provides for incentives to management, executive personnel of the Company and others. The plan limits the number of shares to 200,000, and the aggregate value of underlying shares granted in any year for any single employee may not exceed $100,000 in value. The option price is fixed by the bid price of the Company's shares as quoted on NASDAQ or the Bulletin Board at the close of business on the date of the grant. Options must be exercised within 10 years of the date of grant thereof and shall vest at such time or times as the Board of Directors shall fix on the date of grant.

         The 1995 Director's plan is a Nonqualified Plan and provides for 60,000 shares in total, 10,000 shares to be granted to each director on assuming office. The underlying share price is determined by the bid price on NASDAQ or the Bulletin Board on the date of the grant. The options vest over a five-year period. Options must be exercised within 10 years of the date of grant.

         Under the 1998 Stock Option Plan (the "1998 Plan"), options may be granted by the Compensation Committee to officers, employees, directors, and consultants. Options granted under the 1998 Plan may either be incentive stock options or non-qualified stock options. The aggregate number of shares that may be issued pursuant to the plan is 1,000,000 over the life of the plan, of which 50,000 shares shall be issued to directors, 750,000 to employees as incentive stock options, and 200,000 to non-employees as non-qualified stock options. No incentive stock option may be granted to any person who owns more than 10% ("10% Shareholders") of the total combined voting power of all classes of the Company's stock or of its parent, unless the exercise price is at least equal to 110% of the fair market value on the date of grant. Options may be granted under the 1998 Plan for terms of up to 10 years, except for incentive stock options granted to 10% shareholders, which are limited to the five-year terms. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000.

         The 1998 Stock Compensation Plan was adopted to provide the Company with a means of compensating key employees, including directors and consultants to the Company, for their services with shares of common stock. The plan became effective April 1, 1998 and shall terminate on March 31, 2008. It is administered by the Board of Directors, who is authorized to award up to 150,000 shares of common stock for a value of no less than par as consideration for services rendered. As of December 31, 1998, no options have been granted under the 1998 Stock Compensation Plan.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (Continued)
         In addition to the stock options issued under the above plans, the Company issued other stock options.

         The following summarizes the stock option transactions under the stock option plans:

                                                      Weighted-                                Weighted-
                                                      Average                                   Average
                                     Incentive        Granted                                   Granted
                                       Stock           Price                  Other              Price
                                   Option Plan       Per Share               Options           Per Share
                                   -----------       ---------               -------           ---------

         Outstanding, December
           31, 1996                      4,000        $  8.75                   717,000        $  8.24
             Granted                         -        $     -                   639,547        $  3,72
             Exercised                       -        $     -                  (500,000)       $  8.25
             Canceled                   (3,800)       $  8.75                  (165,360)       $  8.96
                                  ------------                            -------------

         Outstanding, December
           31, 1997                        200        $  8.75                   691,187        $  3.87
             Granted                    50,000        $  4.00                         -        $         -
             Exercised                       -        $     -                 (112,000)        $  5.00
             Canceled                   (4,000)       $  4.00                   (40,480)       $  4.30
                                  ------------                            -------------

         OUTSTANDING,
           DECEMBER 31, 1998            46,200        $  4.02                   538,707        $  3.61
                                  ============                            =============

         EXERCISABLE AT
           DECEMBER 31, 1998             6,500                                  191,557
                                  ============                            =============

         WEIGHTED-AVERAGE
           REMAINING
           CONTRACTUAL LIFE OF
           OPTIONS OUTSTANDING
           AT DECEMBER 31,
           1998                      4.2 YEARS                                3.6 YEARS
                                  ============                            =============

         RANGE OF EXERCISE
           PRICES OF OPTIONS
           OUTSTANDING AT
           DECEMBER 31,
           1998                   $4.00 - 8.75                            $4.40 - 15.00
                                  ============                            =============

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (Continued)

                                                 Weighted-               Weighted-                  Weighted-
                                        Non-     Average                  Average                    Average
                                    qualified     Granted        Non-     Granted       1998         Granted
                                    Directors      Price     qualified     Price       Stock          Price
                                     Option         Per        Option       Per       Option           Per
                                       Plan        Share        Plan       Share       Plan           Share
                                    ---------    ---------   ---------   ---------    ------        ---------
         Outstanding December
           31, 1996                    128,000   $   8.05        53,000  $   8.85             -    $       -
             Canceled                        -   $      -       (23,000) $   8.85             -    $       -
                                   -----------              -----------             -----------

         Outstanding, December
           31, 1997                    128,000   $   8.05        30,000  $   8.85             -    $       -
             Granted                         -   $      -       175,000  $   4.01        55,000    $    3.68
             Canceled                        -   $      -        (2,000) $   5.00             -    $       -
                                   -----------              -----------             -----------

         OUTSTANDING, DECEMBER
           31, 1998                    128,000   $   8.05       203,000  $   4.72        55,000    $    3.68
                                   ===========              ===========             ===========

         EXERCISABLE AT
           DECEMBER 31, 1998           128,000                  149,000                  25,938
                                   ===========              ===========             ===========

         WEIGHTED-AVERAGE
           REMAINING
           CONTRACTUAL LIFE OF
           OPTIONS OUTSTANDING
           AT DECEMBER 31,
           1998                      6.4 YEARS                3.7 YEARS             4.7 YEARS
                                   ===========              ===========             =========

         RANGE OF EXERCISE
           PRICES OF OPTIONS
           OUTSTANDING AT
           DECEMBER 31,
           1998                    $      8.05            $   4.00-8.85            $  3.65-3.75
                                   ===========            =============            ============

         Stock Option Pricing
         During the year ended December 31, 1998, all stock options were repriced at an exercise price of $4.00.

         On October 22, 1998, certain non-qualified options to purchase 473,334 shares of common stock, originally granted during the year ended December 31, 1997, were repriced at an exercise price of $4.00. Subsequently, these options were repriced on December 31, 1998 at an exercise price of $3.00.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (Continued)
         The weighted-average remaining contractual life of the options outstanding at December 31, 1998 is 4.1 years. The exercise prices of the options outstanding at December 31, 1998 ranged from $3.65 to $5.00, and information relating to these options is as follows:

                                                                                          Weighted-
                                                                                           Average
                                                                        Weighted-           Price
                                                                         Average         of Options
             Range of                                                   Remaining        Outstanding
             Exercise        Stock Options       Stock Options         Contractual           and
               Prices         Outstanding          Exercisable             Life           Exercisable
             --------        -------------       -------------         -----------       ------------
         $   3.65-4.50             284,000            155,438           3.6 years          $   4.00
         $   4.51-6.00             496,667            172,445           3.8 years          $   3.20
         $  6.01-10.00             185,240            168,312           6.0 years          $   8.20
         $ 10.01-15.00               5,000              5,000           3.0 years          $  15.00
                                   -------            -------
                                   970,907            501,195
                                   =======            =======

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 1998 and 1997:

                                                               1998                    1997
                                                          -------------           -------------
         Net loss
             As reported                                  $  (3,795,931)          $  (5,117,784)
             Pro forma                                    $  (4,380,708)          $  (8,810,236)
         Basic and diluted loss per common share
             As reported                                  $       (0.92)          $       (2.54)
             Pro forma                                    $       (1.06)          $       (4.37)

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (Continued)
         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1998 and 1997: dividend yields of 0% and 0%, respectively; expected volatility of 99% and 99%, respectively; risk-free interest rates of 47% and 5.7%, respectively; and expected lives of 2.95 and five years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1998 and 1997 was $2.93 and $4.00, respectively, and the weighted-average exercise price was $4.42 and $7.70, respectively.

         For options granted during the year ended December 31, 1998 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2.85, and the weighted-average exercise price of such options was $4.53. For options granted during the year ended December 31, 1998 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $3.45, and the weighted-average exercise price of such options was $3.75. No options were issued during the year ended December 31, 1998 where the exercise price exceeded the stock price at the date of the grant.


NOTE 13 - SEGMENT INFORMATION

         For internal reporting purposes, management desegregates the Company into two divisions: 1) the Manufacturing Division and 2) the Retail Division. Most corporate expenses, such as internal administrative costs, legal expenses, and debt issuance costs, are included in the Retail Division.

         The following table summarizes of results two segments:

                                                                            December 31, 1998
                                           ---------------------------------------------------------------------------------
                                              Retail             Manufacturing
                                             Division               Division           Eliminations             Consolidated
                                           ------------           ------------        --------------            ------------
         Sales to unaffiliated
           customers                       $ 11,881,139           $ 15,853,481        $             -           $ 27,734,620
         Operating loss                    $ (2,402,909)          $ (1,549,773)       $             -           $ (3,952,682)
         Operating loss,
           excluding amortization
           of costs in excess of
           assets                          $ (2,402,909)          $ (1,299,816)       $             -           $ (3,702,725)
         Identifiable assets               $  6,318,045           $ 11,198,957        $    (1,058,219)          $ 16,458,783
         Capital expenditures              $    154,597           $    121,460        $             -           $    276,057

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 13 - SEGMENT INFORMATION (CONTINUED)

                                                                        December 31, 1997
                                           ---------------------------------------------------------------------------------
                                              Retail              Manufacturing
                                             Division               Division           Eliminations             Consolidated
                                           ------------           ------------        --------------            ------------
         Sales to unaffiliated
           customers                       $  9,174,641           $  5,750,346        $             -           $ 14,924,987
         Operating loss                    $ (1,963,562)          $ (2,453,639)       $             -           $ (4,417,201)
         Operating loss,
           excluding amortization
           of costs in excess of
           assets                          $ (1,963,562)          $ (2,224,512)       $             -           $ (4,188,074)
         Identifiable assets               $  4,708,520           $  6,714,071        $      (133,550)          $ 11,289,041
         Capital expenditures              $    155,672           $    106,455        $             -           $    262,127


NOTE 14 - RELATED PARTY TRANSACTIONS

         During 1998 and 1997, the Company incurred $220,248 and $193,800, respectively, in legal fees and/or consulting fees from a law firm of which Rowland W. Day, ll, a shareholder, a former member of the Board of Directors, and former Co-Chairman of the Company, is a partner. Accrued legal and consulting fees of $59,577 were converted into 11,915 shares of common stock during December 1997.

         During the years ended December 31, 1998 and 1997 the Company engaged the services of Meyer Duffy & Associates ("Meyer Duffy"), a management consulting firm whose principal partner is a shareholder, a director, and former Co-Chairman of the Company. Meyer Duffy was retained by the Company to provide consulting, financial advisory, and investment banking services. The latest written consulting agreement was consummated and became effective January 1, 1998. Under the terms of the agreement, Meyer Duffy would continue its consulting services and services related raising capital for the Company for a two-year period for $5,000 per month, and in addition, would receive a total of 75,000 options, exercisable at $4.00 per share.

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

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 14 - RELATED PARTY TRANSACTIONS (CONTINUED)

         In February 1998, the Company entered into a license agreement with Bike Bike Boutique, Inc., ("BBB") a company owned by Bruce Scott, a director of the Company, owner of four independently operated Bikers Dream dealerships, and owner of CCC, pursuant to which the Company licensed it name to BBB for the purpose of selling apparel and accessories. The agreement was terminated in October 1998 pursuant to a termination of license agreement and mutual release.

         In September 1998, the Company entered into a sublease agreement and repayment agreement with Big Bike of Daytona, Inc. ("Big Bike"), a Florida Corporation owned by Bruce Scott. Pursuant to the terms of the sublease agreement, the Company agreed to sublease to Big Bike the rights to operate an independent motorcycle dealership at the facility for an original term of three years. Under the repayment agreement, the Company has agreed to reimburse Big Bike for a portion of the cost of certain tenant improvements advanced by Bike Bike. The reimbursement is to be made by an offset against the rent otherwise due under the sublease. All profits made by Big Bike on sales of motorcycles, parts, and other consigned inventory by the Company shall be applied to rent due under the sublease until the amount paid under the sublease in any given year equals the rent the Company is obligated to pay on the master lease for the premises. Thereafter, Big Bike is obligated to pay the Company half of its net profits on sales of consigned inventory from the Company. Total rent due under the sublease is capped at the lesser of actual net profits from the sale of consigned inventory from the Company or the amount owed by the Company under the master lease.

         Bruce Scott also owns three other motorcycle dealerships in the state of Florida. Sales to these stores owned by him during 1998 were $1,684,015. At December 31, 1998, the stores owned by Bruce Scott owed the Company an aggregate of approximately $30,000 on trade accounts receivable.


NOTE 15 - OTHER UNUSUAL ADJUSTMENTS

         During the fourth quarter of 1998 the Company had the following significant accounting adjustments:

         1) A charge of approximately $2,000,000 to cost of goods sold, resulting from the difference between the inventory quantities per the Company's perpetual inventory records at December 31, 1998 to a lesser amount counted during the physical year-end inventory. In order to determine the reason or reasons for the difference, the Company is currently conducting a review of its computerized accounting and inventory systems, which underwent a complete systems conversion during the second half of 1998. However, the specific causes for the difference have not yet been determined. The Company will notify its insurance carriers of the situation.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 15 - OTHER UNUSUAL ADJUSTMENTS (CONTINUED)

         2) A charge of $679,000 to cost of goods sold for the elimination of intercompany gross profit included in inventory that resulted from the Retail Division purchasing motorcycles from the Manufacturing Division at a price above the Manufacturing Division's actual cost.

         3) A charge of approximately $356,000 to cost of goods sold related to the Company reconciling its intercompany warranty receivable and payable balances and accruing warranty costs.

         4) Recognition of $730,000 into other income for the reacquisition of 730,000 shares of the Company's Series B convertible preferred stock (see Note 1).

         Management of the Company has not yet determined which quarters in 1998 that the above adjustments relate to.


NOTE 16 - YEAR 2000 ISSUE

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

         The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.


NOTE 17 - SUBSEQUENT EVENTS

         In February 1999, the Company entered into a five-year lease to relocate its corporate headquarters, manufacturing, warehouse, and distribution facilities. The Company intends to move into the new facility during the end of May 1999, and at that time, the lease will commence. The lease payments will be $19,670 per month, subject to increase to $21,356 after two years. The Company has an option to extend the lease for five years.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

         In February 1999, the Company sold 1,545 shares of its newly issued Series D convertible preferred stock in a private placement offering for $1,500,000. The outstanding shares of Series D convertible preferred stock are convertible into common stock pursuant to a formula. Each share of Series D convertible preferred stock has a stated value of $1,000. The number of shares of common stock issuable upon the conversion of one share of Series D preferred stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such shares and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of 1) 110% of the closing bid price of the common stock on the last trading day before the date of issuance of the share of Series D preferred stock being converted, or 2) 90% of the average of the four lowest closing bid prices of the common stock during the last 22 trading days before the date of conversion. In addition, as part of the offering, the Company issued warrants to holders of the Series D convertible preferred stock enabling them to purchase a total of 60,000 shares of the Company's common stock that are exercisable at any time until February 5, 2004 at $4.125 per share.

         The investors of the Series D convertible preferred stock have also committed to purchase an additional $500,000 of Series D convertible preferred stock and a total of 15,000 additional warrants upon approval by the Company's shareholders of the issuance of such additional Series D convertible preferred stock. In addition, the same investors have also committed to purchase an additional $1,000,000 of Series D convertible preferred stock and another 25,000 warrants following the later to occur of shareholder approval or the effectiveness of a registration statement with respect to such shares.

         As discussed in Note 6, during 1998, the Company settled a lawsuit through arbitration related to the 1994 sale of a franchise to two individuals, and among other terms included in the arbitration agreement, the Company would assume operations of the motorcycle dealership in Conover, North Carolina, which the Company did in January 1999. In addition to assuming the operations of the dealership, the Company entered into a lease agreement for the facility that expires in August 2001 and requires monthly rent payments of $2,000 per month.

         During February 1999, the Company issued 16,000 shares to BBB as part of the consideration for the termination agreement of a license agreement (see Note 14). The fair market value of the shares at the time of issuance was approximately $60,000.