Form 10QSB
period 1999-03-31
BIKERS DREAM INC
filed 1999-05-24
CIK 805907

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _______ to ________


                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
        (Exact name of small business issuer as specified in its charter)


               California                             33-0140149
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                 3810 Wacker Drive, Mira Loma, California 91752
                    (Address of principal executive offices)

                                 (909) 360-2500
                           (Issuer's telephone number)

               11631 Sterling Avenue, Riverside, California 92503
                                (Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 19, 1999, 5,157,590 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc.


We have reviewed the accompanying balance sheet and the statements of operations and cash flows of Bikers Dream, Inc. and consolidated subsidiaries as of March 31, 1999, and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying statements of operations and cash flows for the three-month period ended March 31, 1998 for Bikers Dream, Inc. and consolidated subsidiaries were not audited or reviewed by us, and accordingly, we do not express an opinion on them.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated April 2, 1999, we expressed an unqualified opinion on those consolidated financial statements.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

    SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California
May 13, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                      (Unaudited)              (Unaudited)
                                                                                        March 31,              December 31,
                                                                                          1999                     1998
                                                                                      ------------             ------------
                                  A S S E T S

Current Assets:
Cash and cash equivalents                                                             $  1,066,797             $    689,679
Marketable securities                                                                      204,047                  200,634
Accounts receivable, net                                                                 3,975,674                2,633,649
Other receivables                                                                           43,098                   43,098
Notes receivable                                                                             1,800                    6,143
Inventories                                                                              7,767,534                7,644,793
Prepaid expenses and other current assets                                                  226,388                  221,096
                                                                                      ------------             ------------
                       Total current assets                                             13,285,338               11,439,092

Property and equipment, net                                                              1,216,066                1,011,371
Excess cost over fair value of net assets acquired, net                                  3,207,382                3,270,271
Debt issuance costs, net                                                                   189,831                  169,533
Deposits and other assets                                                                  365,064                  488,516
                                                                                      ------------             ------------
                       Total assets                                                   $ 18,263,681             $ 16,378,783
                                                                                      ============             ============

    L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

Current liabilities:
Accounts payable                                                                      $  2,329,799             $  2,083,338
Accrued expenses                                                                         1,137,207                1,179,540
Advances on financing agreements - related party                                         1,300,021                1,486,174
Current portion of notes payable                                                           163,839                  160,991
Current portion of capital lease obligations                                                38,748                   36,833
Notes payable to related parties                                                           300,000                  300,000
                                                                                      ------------             ------------

                       Total current liabilities                                         5,269,614                5,246,876

Deferred rent                                                                               43,792                   55,586
Notes payable, less current portion                                                      4,708,867                4,731,749
Capital lease obligations, less current portion                                             41,701                   54,735
                                                                                      ------------             ------------
                       Total liabilities                                                10,063,974               10,088,946

Shareholders' equity:
           Convertible preferred stock, Series A, no par value, liquidation preference of $175,000 per share, 30 shares authorized, 1 share
             issued and outstanding at March 31, 1999 and December 31, 1998                157,500                  157,500
           Convertible preferred stock, Series B, no par value
             cumulative dividends, liquidation preference of $1 per share
             8,000,000 shares authorized, 702,194 shares issued and                        702,194                  702,194
             outstanding at March 31, 1999 and December 31, 1998
           Convertible preferred stock, Series C, no par value                                  --                       --
             cumulative dividends, liquidation preference of $1 per share
             300 shares authorized, 0 shares issued and outstanding at
             March 31, 1999 and December 31, 1998
           Convertible preferred stock, Series D, $.01 par value, $1,000 stated value, liquidation preference of $1,000 per share
             3,500 shares authorized, 1,545 shares and 0 shares issued and
             outstanding at March 31, 1999 and December 31, 1998                         1,367,000                       --
           Common stock, no par value
             25,000,000 shares authorized at March 31, 1999; 5,157,590 and              21,641,830               21,306,671
             5,112,926 issued and outstanding at March 31, 1999 and
             December 31, 1998
Subscriptions receivable                                                                        --                  (90,000)
Accumulated deficit                                                                    (15,668,817)             (15,786,528)
                                                                                      ------------             ------------
                       Total shareholders equity                                         8,199,707                6,289,837
                                                                                      ------------             ------------
                       Total liabilities and shareholders' equity                     $ 18,263,681             $ 16,378,783
                                                                                      ============             ============



See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Quarters Ended March 31, 1999 and 1998



                                                                   (Unaudited)            (Unaudited)
                                                                      1999                    1998
                                                                   -----------            -----------
REVENUES                                                           $ 8,762,728            $ 4,992,789

COST OF GOODS SOLD                                                   6,567,061              4,272,424
                                                                   -----------            -----------
GROSS PROFIT                                                         2,195,667                720,365

OPERATING EXPENSES
Selling, general and administrative expenses                         1,687,766              1,118,646
Depreciation and amortization                                          168,482                130,633
                                                                   -----------            -----------
                                    Total expenses                   1,856,248              1,249,279
                                                                   -----------            -----------
OPERATING INCOME (LOSS)                                                339,419               (528,914)
                                                                   -----------            -----------
OTHER EXPENSE
Interest Expense                                                       221,708                101,926
                                                                   -----------            -----------
                                    Total other expense                221,708                101,926
                                                                   -----------            -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                        117,711               (630,840)

PROVISION FOR INCOME TAX                                                    --                     --
                                                                   -----------            -----------
NET INCOME (LOSS)                                                  $   117,711            $  (630,840)
                                                                   ===========            ===========

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                                         $      0.02            $     (0.25)
                                                                   ===========            ===========
     Diluted                                                       $      0.02            $     (0.25)
                                                                   ===========            ===========

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic                                                           5,152,737              2,538,844*
                                                                   ===========            ===========
     Diluted                                                         5,891,080              2,538,844*
                                                                   ===========            ===========


See the accompanying notes to these financial statements



*Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1999, and 1998




                                                                                         (Unaudited)             (Unaudited)
                                                                                             1999                   1998
                                                                                         -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                        $   117,711             $  (630,840)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
                  Depreciation and amortization                                              168,482                 130,633
                  Issuance of common stock for services rendered                              60,000                      --
(Increase) decrease in:
                  Accounts receivable                                                     (1,342,025)                (72,495)
                  Inventories                                                               (122,741)               (583,376)
                  Prepaid expenses and other current assets                                   (5,292)                  2,937
                  Deposits and other assets                                                  123,452                      --
Increase (decrease) in:
                  Accounts payable                                                           246,461                 (38,687)
                  Accrued expenses                                                           (42,333)                (71,007)
                                                                                         -----------             -----------
                                    Net cash used in operating activities                   (796,285)             (1,262,835)
                                                                                         -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Payments on subscription receivables                                                          90,000                      --
(Increase) decrease in marketable securities                                                  (3,413)                     --
(Increase) decrease in furniture and equipment                                              (310,288)                (15,693)
Increase (decrease) in deferred rent                                                         (11,794)                 (2,011)
Other                                                                                          4,343                  30,960
                                                                                         -----------             -----------
                                    Net cash provided by (used in)
                                      investing activities                                  (231,152)                 13,256
                                                                                         -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments made on capitalized leases                                                (11,119)                (21,567)
Proceeds from issuance of preferred stock                                                  1,500,000               3,100,000
Deferred offering costs                                                                     (133,000)                     --
Redemption of outstanding warrants                                                           167,500                      --
Proceeds from issuance of convertible notes payable                                               --                 800,000
Principal payments made on notes payable                                                     (20,034)               (802,035)
Payments made on financing agreements with related parties                                  (186,153)                     --
Payments made on notes payable to shareholders                                                    --                 (12,000)
Additional paid in capital received from related parties                                     107,657                      --
Debt issuance costs                                                                          (20,298)                     --
                                                                                         -----------             -----------
                                    Net cash provided by financing activities              1,404,555               3,064,398
                                                                                         -----------             -----------
                                    Net increase in cash and cash equivalents                377,118               1,814,819

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                              689,679                 667,258

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                                $ 1,066,797             $ 2,482,077
                                                                                         ===========             ===========

See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The consolidated financial statements include the accounts of Bikers Dream, Inc. and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Net earnings or loss per share was computed by dividing net income or loss by the weighted average number of common shares outstanding during the respective periods.


2.       Summary Of Significant Accounting Policies:

         Revenue Recognition:

         Product Sales - Motorcycle manufacturing revenue from the sale of product is recognized upon completion of the sale agreement. Retail revenue from the sale of products is recognized at the time of sale to a retail customer. Motorcycle manufacturing sales made to one of the Company owned stores are eliminated in consolidation.

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

         Net Earnings or Loss Per Common Share:

         The Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         Stock Split:

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

         Inventories:

         Inventories are valued at the lower of cost or market using a cost method which is determined by the specific identification method for finished motorcycles and work-in-process inventories and the average cost method for parts inventories. The finished goods inventory consists of purchased items together with labor that has been applied thereto.

         Property and Equipment:

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

         Recently Issued Accounting Pronouncements:

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

3.       Series C Preferred Stock

         On April 16, 1998, the Company sold through a private offering 155 Units at $25,000 per Unit, of Series C Preferred Stock. Each Unit consisted of one share of the Company's Series C Preferred Stock (the "Preferred C") and 1,250 Series F Common Stock Purchase Warrants (the "F Warrants") to purchase one share of the Company's common stock at $5.00 per share, for total consideration of $3,875,000. Each share of the Company's Preferred C is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date"), into shares of the Company's common stock. The price at which the Preferred C converts into the Company's common stock (the "Conversion Price"), is determined by dividing $25,000 by the greater of; (1) seventy-five percent (75%) of the average closing price of the Company's common stock for the ten trading days immediately preceding the Conversion Date, or (2) $2.50, provided, however, that under no circumstance shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. The Preferred C shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8 per share for any period of twenty (20) consecutive trading days. Each F Warrant entitles the holder to purchase one (1) share of the Company's common stock at a purchase price of $5.00 per share. All shares of Series C Preferred Stock have been converted into common stock.

         Series D Preferred Stock

         In February 1999, the Company completed an offering of 1,545 shares of newly issued Series D Preferred Stock for a total consideration of $1,500,000. The outstanding shares of Series D Preferred Stock are convertible into Common Stock pursuant to a formula.

         Each share of Series D Preferred Stock has a Stated Value of $1,000. The number of shares of Common Stock issuable upon the conversion of one share of Series D Preferred Stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion. The 1,545 shares of Series D Preferred Stock currently outstanding could not be converted until April 7, 1999. The exact number of shares of Common Stock into which currently outstanding Series D Preferred Stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of the Company's Common Stock. Decreases in the trading price of the Company's Common Stock are likely to result in increases in the number of shares of Common Stock issuable upon conversion. However, prior to the receipt of shareholder approval, the maximum number of shares issuable upon conversion will not exceed 1,027,996. This number represents 19.9% of the Company's outstanding Common Stock as of the date the Series D Preferred Stock was issued. The Company issued warrants to the holders of the Series D Preferred Stock enabling them to purchase a total of 60,000 shares of the Company's Common Stock. The warrants may be exercised at any time until February 5, 2004 at an exercise price of $4.125 per share. The investors in the Series D Preferred Stock offering have committed to purchase an additional $500,000 of Series D Preferred Stock and a total of 15,000 additional warrants upon approval by the Company's shareholders of the issuance of such additional Series D Preferred Stock. The same investors have also committed to purchase an additional $1 million in Series D Preferred Stock and another 25,000 warrants following the later to occur of shareholder approval or the effectiveness of a registration statement with respect to the shares of common stock underlying all of the previously issued shares of Series D Preferred Stock.

4.       Commitments and Contingencies:

         Leases

         The Company leases all of its operating facilities located in Santa Ana, California, Sacramento, California, San Diego, California, Mira Loma, California, Farmers Branch, Texas, Dallas, Texas, and Conover, North Carolina.

5.       Related Party Transactions:

         In February 1998, Meyer Duffy & Associates, through various partnerships, provided the Company an $800,000 "bridge loan", bearing interest at 12% per annum, pending completion of the Series C Preferred Stock offering described in Note 3. Donald Duffy, a principal of Meyer, Duffy & Associates, was Chairman of the Board of the Company at June 30, 1998. The Company currently maintains a consulting arrangement with Meyer Duffy. Upon completion of the Series C Preferred offering (as described in note 3), the bridge loan was converted into Series C Preferred Stock. 25,000 stock options and 150,000 warrants to purchase the Company's Common Stock were also issued to Meyer Duffy and other investors who were parties to the bridge loan.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Specific factors that may cause such a difference include, but are not limited to, the Company's history of operating losses and accumulated deficit, the Company's limited experience with manufacturing operations, and competition from other motorcycle manufacturers and retailers. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 6 of the Company's annual report for 1998 on Form 10-KSB. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

From 1990 until 1996, the Company operated primarily as a retailer of motorcycles, parts and accessories. Prior to 1997 the Company was attempting to establish a network of franchised Bikers Dream stores, but suspended such efforts at the end of 1996. In 1997 the Company established its Motorcycle Manufacturing and Distribution division by completing the acquisition of the motorcycle manufacturing and other assets of Ultra Kustom Cycles. During 1997 and 1998 a significant amount of the Company's resources were devoted to restructuring and repositioning the Company from a retailer to a premier heavyweight cruiser motorcycle manufacturer and distributor. The franchising program was replaced by a rapidly growing network of licensed Bikers Dream

Superstores and Ultra Cycles dealers. Bikers Dream Superstore dealers are modeled after the Company-owned Superstores and are located throughout the United States to service the markets not directly serviced by large Company-owned Superstores.

RESULTS OF OPERATIONS

The Company conducts its operations through two operating divisions: Motorcycle Manufacturing and Distribution ("Motorcycle") and Retail Stores ("Retail"). The Motorcycle division includes the manufacture of large displacement "V" twin-powered heavyweight cruiser motorcycles at the Company's Mira Loma, California facility, and the sale of these motorcycles to dealers in its independent dealer network and through its six Company-owned Superstores. The Retail division includes sales of motorcycles, parts and accessories by the Company's Superstores.

In accordance with the Company's business plan, the Company's efforts are currently focused primarily on the growth of the Motorcycle division through increasing its manufacturing capability and the expansion of the Company's independent dealer network. The Company expects that in future periods, an increasing proportion of the Company's revenues will be derived from the Motorcycle division.

The Company's operations are expected to be impacted by general seasonal trends that it believes are characteristic of the motorcycle industry. The Company historically has not been affected by seasonal trends because it began manufacturing operations in February 1997, and by the fall and winter months of 1997 and early 1998, had sufficient dealer demand to absorb all of the production the Company was able to achieve at that time. In 1998, however, production was substantially increased to a point that the Company experienced reduced sales activity due to seasonal trends. The Company therefore expects higher revenues to occur in the second and third quarters of 1999 and future years.

COMPARISON OF THE QUARTERS ENDED March 31, 1999 AND 1998:

Total revenues for the three months ended March 31, 1999, were $8,763,000 as compared to $4,993,000 for the same quarter in 1998, representing an increase of $3,770,000, or 76%.

After giving effect to the elimination of interdivisional charges of $1,157,000, revenues attributable to the Company's Motorcycle and Retail divisions for the three months ended March 31, 1999, were $5,897,000 and $2,866,000, respectively, as compared to $2,181,000 and $2,812,000 for the comparable period a year earlier.

The increase in revenues in the Motorcycle division was primarily attributable to an increase in units sold to 466 from 220 for the comparable period a year earlier. The increase in units sold was attributable to a larger dealer network, which increased to approximately 100 dealers at March 31, 1999, as compared to approximately 27 dealers as of March 31, 1998. All of the active dealers within the Company's dealer network are located in the United States.

Currently, the Company has the capacity to manufacture over 300 units per month. The Company is pursuing a long-term strategy to significantly increase its motorcycle production capacity with a goal of having the capacity to manufacture more than 400 units a month by the end of 2000. The Company does not expect that such an increased capacity can be supported by sales through the Company's existing dealer network, and the Company's ability to increase sales in accordance with its strategy is therefore dependent on the continued expansion of the Company's dealer network. The Company also seeks to stimulate demand for its motorcycles by additional marketing efforts, advertising through different media such as television and other national advertising of its products, which the Company believes will aid in attracting new dealers and will promote increased sales from existing dealers. The Company expects that the number of units sold will continue to rise in the foreseeable future, although no assurances can be given.

The increase in revenues in the Retail division was attributable to the opening of two Superstores in Dallas, Texas and Conover, North Carolina, which were not in operation during the comparable period in 1998. In August 1998, the Company opened its second Superstore in the Dallas, Texas market. In January 1999, the Company assumed the operation of a store in Conover, North Carolina formerly operated by one of the Company's ex-franchisees, bringing the total number of Company owned Superstores to six. The Company's Superstores range in size from 5,000 to 12,000 square feet and sell a product line which consists primarily of new Ultra Cycles manufactured by the Company, and used Harley-Davidsons. The Company does not currently plan to open additional Company-owned Superstores, although plans may change if an exceptional opportunity arises.

Cost of goods sold for the three months ended March 31, 1999, was $6,567,000 (i.e. 75% of revenues) compared to $4,272,000 (i.e. 86% of revenues) for the comparable period a year earlier, representing an increase of $2,295,000, or 54%. With revenues rising at a faster rate than cost of goods sold, the Company's gross margin improved to 25% from 14%, and gross profit increased by $1,476,000, to $2,196,000 for the three months ended March 31, 1999, from $720,000 for the comparable period a year earlier.

The increase in gross margins is principally due to the increased production in the Company's Motorcycle division, which permitted improved cost efficiencies. Gross margins in the Motorcycle division were approximately 30% during the three months ended March 31, 1999, as compared to approximately 11% for the Retail division. Management believes that gross margins in the Motorcycle division should continue to improve with increases in production, as the Company expects to benefit from growing economies of scale, although no assurances can be given.

As described in more detail in the Company's annual report for the year ended December 31, 1998, on Form 10-KSB, cost of goods sold for the year ended December 31, 1998, included approximately $2,000,000 due to the recording of a charge during the fourth quarter of 1998 resulting from the difference between the Company's inventory total as of year end as shown in its internal accounting records and a lesser amount observed in the physical inventory review conducted in connection with the Company's annual independent audit. Cost of goods sold for the year ended December 31, 1998 also included certain adjustments made during the fourth quarter of the year which may pertain, in part, to operations of the Company during prior quarters of the year. These adjustments include approximately $679,000 of inter-company profit elimination and approximately $350,000 of warranty expense.

It is possible, although not yet certain as of the date of this report, that a portion of the charges and adjustments described above may relate back to the first quarter of 1998. If any of such charges or adjustments did in fact relate back to the first quarter of 1998, then the Company's gross margins for such quarter may have been different than previously reported by the Company. Consequently, the comparability of gross margins for the first quarters of 1998 and 1999, respectively, may be affected.

Selling, general and administrative expenses were $1,688,000 (i.e. 19% of total revenues), for the three months ended March 31, 1999, compared to $1,119,000 (i.e. 22% of total revenues), for the three months ended March 31, 1998, representing an increase of $569,000, or 51%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The percentage increase in selling, general and administrative expenses was substantially less than the percentage increase in total revenues, reflecting improved utilization of corporate and administrative personnel and some reduction in the labor force, offset by the increased costs associated with increased Company operations.

Depreciation and amortization expense for the three months ended March 31, 1999, totaled $168,000 compared to $131,000 for the same period in 1998. The increase is primarily attributable to the additional depreciation recorded on the assets of two new Company-owned Superstores.

As a result of the foregoing, the Company's operating income was $339,000 for the three months ended March 31, 1999, as compared to an operating loss of $529,000 for the comparable period a year earlier.

Interest expense increased by $120,000, from $102,000 for the three months ended March 31, 1998, to $222,000 for the three months ended March 31, 1999. The increase is attributable to additional outstanding debt as compared to the same period in 1998.

There is no provision for income taxes in 1999. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

For the three-month period ended March 31, 1999, the Company reported net income of $118,000, compared to a net loss of $631,000, for the comparable period a year earlier. The improved profitability of $749,000 is the result of the aforementioned increases in production and sales as well as improved operating efficiencies.

The Company's ability to continue to improve its profitability in future periods will depend upon a number of factors including, without limitation, continued demand for heavyweight cruiser motorcycles, generally, and the Company's products, specifically, the ability of the Company to continue the expansion of its dealer network, and the ability of the Company to increase its manufacturing capability on a cost-effective basis.


GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes its working capital primarily to finance the motorcycles which it manufactures. Typically, manufacturing costs are incurred one to two months prior to receipt of payment for the finished product. Management believes that the Company can, at its current level of operations, adequately service its existing indebtedness and meet its working capital needs by using available internal cash. However, as the manufacturing operations of the Company expand, internally generated cash is not sufficient to meet the Company's working capital needs. Accordingly, the Company has needed to look to outside funding sources to address its liquidity and working capital needs.

Historically, the Company has addressed its liquidity and working capital needs primarily through private equity placements and secured debt-financing arrangements with lenders. The Company has relied on term loans from several lenders. These include a three-year term loan in the amount of $4.5 million which the Company obtained from Tandem Capital of Nashville, Tennessee in June 1998. The Company is also relying on a $1.5 million financing agreement secured by certain inventory which it obtained in May 1998 from Cana Capital Corporation ("Cana Capital"), a company owned by Bruce Scott, a director of the Company and a $300,000 bridge loan which it obtained in October 1998 from MD Strategic L.P. ("MD Strategic"), a partnership in which Don Duffy, a director of the Company, is a principal.

In February 1999, the Company completed a private placement of 1,545 shares of Series D Convertible Preferred Stock, which generated approximately $1,367,000 in cash, net of associated costs. The investors in the Series D Preferred Stock offering have committed to purchase an additional $500,000 of Series D Preferred Stock upon approval by the Company's shareholders of the issuance of such additional

Series D Preferred Stock. The same group of investors have also committed to purchase an additional $1 million in Series D Preferred Stock following the later to occur of shareholder approval or the effectiveness of a registration statement with respect to the shares of common stock underlying all of the previously issued shares of Series D Preferred Stock.

The Company will require additional outside sources of capital to continue to expand its manufacturing operations. The Company is currently negotiating an inventory- and receivables-based line of credit of up to $10 million which will be used to pay off part, or all, of its existing indebtedness and to expand its manufacturing capabilities and working capital needs. Management believes that such a credit facility, combined with the proceeds of Series D Preferred Stock offerings, would provide the Company with sufficient working capital for the current year. If the Company does not obtain such a credit facility, the Company will be unable to meet its expansion goals unless it obtains other debt or equity financing on acceptable terms. The Company is continually in discussions with lenders and potential equity partners regarding funding options to fuel the Company's growth strategy.

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

Cash used in operating activities totaled $796,000 for the three months ended March 31, 1999, as compared to cash used for operating activities of $1,263,000 for the same period in 1998. The decrease in cash used in operating activities was primarily a result of increased profitability for the period ended March 31, 1999 as compared to the comparable period in 1998. Significant working capital changes also included a decrease in inventories of $123,000 and an increase in accounts payable of $246,000, offset, in part, by an increase in accounts receivable of $1,342,000.

Cash used in investing activities totaled $231,000 for the three months ended March 31, 1999, as compared to cash provided by investing activities of $13,000 during the prior year's period. The increase is primarily the result of the initial phase of tenant improvements at the new manufacturing facility.

Cash provided by financing activities totaled $1,405,000 for the three months ended March 31, 1999, as compared to cash provided by financing activities of $3,064,000 during the prior year's period. Net proceeds from the issuance of preferred stock totaled $1,367,000 for the period ended March 31, 1999, as compared to $3,100,000 for the same period in 1998.

OUTLOOK

As the Company continues to pursue its growth strategy, additional financing will be required principally for its motorcycle manufacturing operations. The Company currently has the capacity to manufacture approximately 300 units per month, with a goal of increasing capacity to over 400 units a month by the end of 2000. In May 1999, the Company completed its move to a new manufacturing facility with approximately three times the manufacturing space it formerly possessed.

Assuming that revenues generated by its Superstores do not materially decline, the Company does not believe that working capital from external sources will be needed for its Retail division. The Company does not currently plan to open additional Company-owned Superstores, although such plans may change if an exceptional opportunity arises.

Although the Company believes it can, at its current level of operations, adequately service its existing indebtedness and meet its working capital needs utilizing available internal cash, additional cash and/or credit availability will be required to meet its manufacturing expansion goals. It is currently expected that the Company's additional financing will be in the form of both additional placements of equity and receivable- and inventory-based debt financing, however, the Company will continue to evaluate financing alternatives based upon changing market conditions. The Company believes that its available cash and cash resources, combined with additional financing which it can reasonably expect to obtain, will be sufficient to fund current activities.

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

Based on a recent assessment, the Company believes that the software and hardware used in its manufacturing operations and administrative systems is Year 2000 compliant. However, the Company has not yet completed its review of the software and hardware of its Retail division. The Company has determined that it may be required to modify or replace certain portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. The Company's computer systems are entirely "PC" based utilizing "off-the-shelf" software produced by a limited number of major software suppliers.

The Company has initiated formal communications with all of the significant suppliers of its information technology ("IT") and non-IT systems in order to receive assurances that both its IT and non-IT systems are Year 2000 compliant. Based upon the responses received, the Company intends, during the beginning of the third quarter of 1999, to run test transactions on all of its systems to confirm the Year 2000 operability of such systems. In the event that such testing reveals Year 2000 vulnerability, the Company believes that with modifications to existing systems and conversions to new systems, the Year 2000 issue can be mitigated. The Company believes that such communication, testing, and modifications and/or replacements can be accomplished at an estimated cost of less than $20,000.

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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising out of its operations in the normal course of business. As of the date of this report, in the opinion of the Company's management, liability, if any, under these actions is adequately covered by insurance or will not have a material effect on the Company's financial position or results of operations.

See "Item 3. -- Legal Proceedings" included in the Company's latest Form 10-KSB for a complete discussion.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 1999, the Company issued options to a single employee of the Company to purchase 30,000 shares of the common stock of the Company at an exercise price of $3.63 per share. The issuance of the options was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that such transaction was exempt from registration under the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering.

Other than the foregoing transaction, all securities issued by the Company during the fiscal quarter ended March 31, 1999 without registration under the Securities Act were previously reported by the Company in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

         3.1 Articles of Incorporation, as amended, of Bikers Dream, Inc. (formerly known as HDL Communications)(1)

         3.1.1 Certificate of Amendment of Articles of Incorporation dated June 21, 1996(2)

         3.1.2 Certificate of Correction of Certificate of Amendment of Articles of Incorporation dated July 25, 1997(3)

         3.1.3 Certificate of Ownership of HDL Communications (now known as Bikers Dream, Inc.)(1)

         3.1.4 Certificate of Determination of Series B Convertible Preferred Stock(3)

         3.1.5 Certificate of Determination of Series C Convertible Preferred Stock(4)

         3.1.6 Certificate of Determination of Series D Convertible Preferred Stock(5)

         3.2      Bylaws, as amended, of Bikers Dream, Inc.(1)

         4.1      Form of Certificate of Common Stock of Bikers Dream, Inc.(6)

         4.2 Articles of Incorporation of the Company, as amended (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and 3.1.6)

         4.3      By-laws , as amended, of the Company (included as Exhibit
                  3.2).

         15 Letter of Singer Lewak Greenbaum & Goldstein LLP regarding awareness of use of report dated May 13, 1999.

         27       Financial Data Schedule



-----------------

(1) Previously filed as an exhibit to Bikers Dream's registration statement on Form SB-2 (No. 33-92294) filed with the Commission on May 31, 1995.

(2) Previously filed as an exhibit to Bikers Dream's Form 10-KSB report for the fiscal year ended December 31, 1996 filed with the Commission on April 15, 1997.

(3) Previously filed as an exhibit to Bikers Dream's Form 10-QSB report for the fiscal quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(4) Previously filed as an exhibit to Bikers Dream's Form 10-QSB report for fiscal quarter ended March 30, 1998 filed with the Commission on May 15, 1998.

(5) Previously filed as an exhibit to this registration statement on Form S-3 (No. 333-72167) as originally filed with the Commission on February 11, 1999.

(6) Previously filed as an exhibit to Bikers Dream's Form 10-KSB report for the fiscal year ended December 31, 1998 filed with the Commission on April 15, 1999.

(b)      Reports on Form 8-K.

During the quarter ended March 31, 1999, the Company filed a report on Form 8-K reporting under Item 5 thereof the completion of a private placement of $1.5 million of Series D Preferred Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 24, 1999                         Bikers Dream, Inc.


                                             By: /s/ Herm Rosenman
                                                 -----------------------------
                                                 Herm Rosenman,
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                             By: /s/ Anne Todd
                                                 -----------------------------
                                                 Anne Todd, Controller
                                                 (Principal Financial
                                                 and Accounting Officer)

                                 EXHIBITS INDEX



The following exhibits are filed or incorporated by reference as part of this report:

         3.1 Articles of Incorporation, as amended, of Bikers Dream, Inc. (formerly known as HDL Communications)(1)

         3.1.1 Certificate of Amendment of Articles of Incorporation dated June 21, 1996(2)

         3.1.2 Certificate of Correction of Certificate of Amendment of Articles of Incorporation dated July 25, 1997(3)

         3.1.3 Certificate of Ownership of HDL Communications (now known as Bikers Dream, Inc.)(1)

         3.1.4 Certificate of Determination of Series B Convertible Preferred Stock(3)

         3.1.5 Certificate of Determination of Series C Convertible Preferred Stock(4)

         3.1.6 Certificate of Determination of Series D Convertible Preferred Stock(5)

         3.2      Bylaws, as amended, of Bikers Dream, Inc.(1)

         4.1      Form of Certificate of Common Stock of Bikers Dream, Inc.(6)

         4.2 Articles of Incorporation of the Company, as amended (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and 3.1.6)

         4.3      By-laws, as amended, of the Company (included as Exhibit 3.2).

        15 Letter of Singer Lewak Greenbaum & Goldstein LLP regarding awareness of use of report dated May 13, 1999.

        27        Financial Data Schedule

--------------
(1) Previously filed as an exhibit to Bikers Dream's registration statement on Form SB-2 (No. 33-92294) filed with the Commission on May 31, 1995.

(2) Previously filed as an exhibit to Bikers Dream's Form 10-KSB report for the fiscal year ended December 31, 1996 filed with the Commission on April 15, 1997.

(3) Previously filed as an exhibit to Bikers Dream's Form 10-QSB report for the fiscal quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(4) Previously filed as an exhibit to Bikers Dream's Form 10-QSB report for fiscal quarter ended March 30, 1998 filed with the Commission on May 15, 1998.

(5) Previously filed as an exhibit to this registration statement on Form S-3 (No. 333-72167) as originally filed with the Commission on February 11, 1999.

(6) Previously filed as an exhibit to Bikers Dream's Form 10-KSB report for the fiscal year ended December 31, 1998 filed with the Commission on April 15, 1999.