Form 10QSB/A
period 1998-03-31
BIKERS DREAM INC
filed 1999-08-17
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to
        ____________.

                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
             (Exact name of Registrant as specified in its charter)


California                                                           33-0140149
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

3810 Wacker Drive, Mira Loma, California                                  91752
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:   (909) 360-2500

Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1998, there were 2,538,844 shares of the Registrant's common stock outstanding, 3 shares of the Registrant's Series A Preferred Stock outstanding, 5,751,385 shares of the Registrant's Series B Preferred Stock outstanding, and 124 shares of the Registrant's Series C Preferred Stock outstanding.

Transitional Small Business Disclosure Format
Yes  [  ]     No  [X]

     Bikers Dream, Inc. hereby amends and restates in its entirety the Form 10-QSB for the fiscal quarter ended March 31, 1998. This amendment and restatement is the result of a review by the Securities and Exchange Commission. The purpose of the amendment is to make corrections as described in footnote 9 (entitled "Restatement of certain transactions as of March 31, 1998") to the financial statements appearing in this report.

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)       (Unaudited)
                                                            MARCH 31,        DECEMBER 31,
                                                              1998              1997
                                                          (AS RESTATED)     (AS RESTATED)
                                                          -------------     -------------
ASSETS:
Current Assets:
Cash and cash equivalents                                 $  2,482,077      $    667,258
Accounts receivable, net                                     1,034,155           961,270
Inventories                                                  5,037,467         4,454,091
Notes receivable                                                     -            16,999
Prepaid expenses and other current assets                      460,376           400,069
                                                          ------------      ------------
               Total current assets                          9,014,075         6,499,687

Property, equipment and capitalized leases, net                999,726         1,052,195
Goodwill                                                     2,747,389         2,800,054
Deposits and other assets                                      139,726           203,892
Note receivable, net of current portion                              -            13,039
                                                          ------------      ------------
               Total assets                               $ 12,900,916      $ 10,568,867
                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                          $    503,094      $    670,796
Other accrued expenses                                       1,231,431         1,169,047
Current portion of long-term debt                               92,640            89,670
Current portion of notes payable                                 8,709             8,709
Notes payable to shareholders                                   24,000            36,000
                                                          ------------      ------------
               Total current liabilities                     1,859,874         1,974,222

Deferred rent                                                   62,899            64,910
Notes payable, less current portion                          2,575,211         2,581,280
Long-term debt, less current portion                           256,263           276,766
                                                          ------------      ------------
               Total liabilities                             4,754,247         4,897,178

Shareholders' equity:
        Convertible preferred stock, Series A
               no par value, aggregate liquidation             472,500           472,500
               preference of $525,000, 30 shares
               authorized, 3 shares issued and
               outstanding at March 31, 1998 and
               December 31, 1997
        Convertible preferred stock, Series B
               no par value, cumulative dividends,           5,751,385         5,751,385
               aggregate liquidation preference of
               $5,751,385, 8,000,000 shares authorized,
               5,751,385 shares issued and
               outstanding at March 31, 1998
               and December 31, 1997

        Convertible preferred stock, Series C
               no par value, cumulative dividends,           3,100,000                 -
               aggregate liquidation preference of
               $3,100,000, 300 shares authorized,
               124 and 0 shares issued and
               outstanding at March 31, 1998
               and December 31, 1997

        Common stock
               25,000,000 shares authorized at              11,199,995        11,199,995
               March 31, 1998; 2,538,844 and 2,544,926
               issued and outstanding at
               March 31, 1998 and December 31, 1997
Accumulated deficit                                        (12,377,208)      (11,752,191)
                                                          ------------      ------------
               Total shareholders equity                     8,146,672         5,671,689
                                                          ------------      ------------
               Total liabilities and shareholders'
               equity                                     $ 12,900,916      $ 10,568,867
                                                          ============      ============

See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Quarters Ended March 31, 1998, and 1997



                                            (Unaudited)      (Unaudited)
                                              1998             1997
                                           (As Restated)    (As Restated)
                                           -------------    -------------
REVENUES                                    $4,992,789       $3,179,668

COST OF GOODS SOLD                           4,272,424        2,489,427
                                            ----------       ----------
GROSS PROFIT                                   720,365          690,241

EXPENSES
Selling, general and administrative          1,118,646        1,181,731
expenses
Depreciation and amortization                  120,435           99,503
                                            ----------       ----------
               Total expenses                1,239,081        1,281,234
                                            ----------       ----------
OPERATING LOSS                                (518,716)        (590,993)
                                            ----------       ----------
OTHER EXPENSE
Interest Expense                               101,926          109,445
Other expense, net                                   -            9,374
                                            ----------       ----------
               Total other expense             101,926          118,819
                                            ----------       ----------
LOSS BEFORE PROVISION FOR INCOME TAXES        (620,642)        (709,812)

PROVISION FOR INCOME TAX                             -                -
                                            ----------       ----------
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS    $(620,642)      $ (709,812)
                                            ==========       ==========

Preferred Stock Dividends                     (144,565)         (30,875)
                                            ----------       ----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDER    $ (765,207)       $(740,687)
                                            ==========       ==========
BASIC LOSS PER SHARE                        $    (0.30)       $   (0.66)
                                            ==========       ==========

DILUTED LOSS PER SHARE                      $    (0.30)       $   (0.66)
                                            ==========       ==========

WEIGHTED-AVERAGE SHARES OUTSTANDING
               BASIC                         2,538,844        1,121,821
                                            ==========       ==========
               DILUTED                       2,538,844        1,121,821
                                            ==========       ==========


See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Quarters Ended March 31, 1998, and 1997


                                                    (Unaudited)      (Unaudited)
                                                       1998             1997
                                                   (As Restated)    (As Restated)
                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $  (620,642)     $  (709,812)
Adjustments to reconcile net loss to net cash
used in operating activities
        Depreciation and amortization                  120,435           99,503
(Increase) decrease in:
        Accounts receivable                            (72,495)        (291,392)
        Inventories                                   (583,376)        (553,114)
        Prepaid expenses and other current
        assets                                           2,937           61,773
Increase (decrease) in:
        Accounts payable                               (38,687)         546,083
        Other accrued expenses                         (71,007)        (278,934)
                                                   -----------      -----------
               Net cash used in operating
               activities                           (1,262,835)      (1,125,893)
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchases of furniture and
equipment                                              (15,693)        (110,320)
Increase (decrease) in deferred rent                    (2,011)           1,776
Purchase of Ultra Kustom Kycles Assets                       -       (1,100,000)
Other                                                   30,960                -
                                                   -----------      -----------
               Net cash provided by (used in)
               investing activities                     13,256       (1,208,544)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on long-term debt and
capitalized leases                                     (21,567)         (85,130)
Proceeds from issuance of preferred stock            3,100,000                -
Costs associated with issuance of common stock               -           93,504
Proceeds from issuance of convertible notes
payable                                                800,000                -
Proceeds from issuance of notes payable                      -        2,210,000
Principal payments made on notes payable              (802,035)         (33,489)
Payments made on notes payable to shareholders         (12,000)         (12,000)
                                                   -----------      -----------
               Net cash provided by financing
               activities                            3,064,398        2,172,885
                                                   -----------      -----------
               Net increase in cash and cash
               equivalents                           1,814,819         (161,552)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         667,258          247,891
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 2,482,077      $    86,339
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


3.   Property, Equipment and Capitalized Leases

        Property and equipment consists of the following:


                                          Estimated            March 31,     December 31,
                                          Useful Life            1998           1997
                                          -----------------------------------------------
         Furniture and Fixtures           7 years            $  154,329      $  153,069
         Leasehold improvements           5 - 7 years           257,849         254,825
         Equipment                        5 years               279,098         269,286
         Computer                         5 years               223,528         221,931
         Autos and trucks                 3 - 10 years          581,486         581,486
                                                             --------------------------
                                                              1,496,290       1,480,597

         Less, accumulated depreciation                        (496,564)       (428,402)
         and amortization
                                                             --------------------------
                                                             $  999,726      $1,052,195
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


Continued

                        BIKERS DREAM, INC. & SUBSIDIARIES

                             March 31, 1998 and 1997



3.   Property, Equipment and Capitalized Leases, Continued:

        The Company leases certain computer equipment under agreements classified as capital leases. These leases have original terms of two to five years. These leases have bargain purchase options at the end of the original term. Leased capitalized assets included in property, equipment and capitalized leases at March 31, 1998 is as follows:

                                 March 31,
                                   1998
                                 ---------
         Computers                $ 91,651

         Less, accumulated         (49,610)
         depreciation
                                 ---------
                                  $ 42,041
                                 =========


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



6.   Related Party Transactions:

        In February 1998, Meyer Duffy & Associates, through various partnerships, provided the Company an $800,000 "bridge loan", bearing interest at 12% per annum, pending completion of the Series C Preferred Stock offering described in Note 11. Donald Duffy, a principal of Meyer, Duffy & Associates, is Chairman of the Board of the Company.

7.   Subsequent Events

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

8.   Earnings (Loss) Per Share

                                                                                  March 31,
                                                                            ----------------------
                                                                              1998         1997
                                                                            ---------    ---------
     Net income (loss)                                                      $(620,642)   $(709,912)
     Dividends on preferred shares, net of forfeited dividends               (144,565)     (30,875)
                                                                            ---------    ---------
     Loss available to common shareholders                                  $(765,207)   $(740,787)
                                                                            =========    =========
     Basic loss per common shareholder                                      $   (0.30)   $   (0.66)
                                                                            =========    =========
     Diluted loss per common shareholder                                    $   (0.30)   $   (0.66)
                                                                            =========    =========
     Weighted-average shares outstanding:
          Basic                                                             2,538,844    1,121,821
                                                                            =========    =========
          Diluted                                                           2,538,844    1,121,821
                                                                            =========    =========

9.   Restatement of Certain Transactions as of March 31, 1998

Goodwill (Excess of Cost Over Fair Market Value)

During the year ended December 31, 1997 the Company entered into a Mutual Settlement and Release Agreement with Mull Acres and several individuals affiliated with Mull Acres. Under the terms of the agreement, certain terms of the Purchase Agreement and Notes Conversion Agreement were clarified and modified. Some of the terms clarified and modified related to non-competition, non-solicitation of customers, and non-interference with the Company's employees by Mull Acres and certain specified individuals affiliated with Mull Acres. To secure the performance of Mull Acres and the individuals affiliated with Mull Acres, 730,000 shares of Series B convertible preferred stock were retained by the Company in escrow.

During the year ended December 31, 1998, the management of the Company and its legal counsel concluded that the individuals affiliated with Mull Acres violated the terms of the Mutual Release and Settlement Agreement sufficiently enough to allow the Company to reacquire the 730,000 shares of Series B convertible preferred stock that were retained in escrow.

Originally the Company reduced the excess of cost over fair value during the year ended December 31, 1998. It was later determined once the shares are placed in escrow, they are no longer outstanding. Accordingly, the Company restated the financial statements upon the Mutual and Settlement and Release Agreement to reflect the reduction of goodwill (excess of cost over fair value) and Series B preferred stock by $730,000. Since goodwill (excess of cost over fair value) was reduced, the Company also recalculated amortization expense.

The above restatement reduces goodwill (excess of cost over fair value) and total assets by $709,976, decreases the number of Series B preferred shares issued and outstanding by 730,000 shares, decreases the amount of Series B preferred stock outstanding by $730,000 and decreases depreciation and amortization expense and net loss before preferred stock dividends by $10,198.

Accrued Preferred Dividends

The Series A and B preferred stock accrues dividends at certain stated rates. Since the series B preferred shareholders were not entitled to accrued dividends unless the shares were outstanding for a specific time, the Company did not declare the dividends therefore certain amounts were not accrued. Although the dividends were not accrued the Company should have deducted cumulative dividends when calculating net income or loss available to common shareholders. As of March 31, 1998 and 1997 cumulative undeclared dividends on Series A and B totaled $405,192 and $91,875, respectively.

The above restatement increased net loss available to common shareholders for the quarter ended March 31, 1998 by $144,565 for the increase in cumulative dividends from December 31, 1997 to March 31, 1998.

In addition, the above restatement increased net loss available to common shareholders for the quarter ended March 31, 1997 by $30,875 for the increase in cumulative dividends from December 31, 1996 to March 31, 1997.

Continued

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-QSB/A are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

The following table sets forth for the period indicated the unaudited income and expense items.


                                               Quarter Ended  Quarter Ended
                                                 March 31,      March 31,
                                                   1998           1997
                                              (As restated)    (As restated)
                                              --------------  --------------
         Net Revenue                              4,992,789      3,179,668

         Cost of Goods Sold                       4,272,424      2,489,427

         Gross Profit                               720,365        690,241

         Other (Income) and Expenses
                 Selling, general and             1,118,646      1,181,731
                 administrative expenses
                 Depreciation and                   120,435         99,503
                 amortization
                 Interest (income) expense          101,926        109,445
                 Other (income) expense                   -          9,374
                                                 ----------     ----------
                                                  1,341,007      1,400,053

         Income (Loss) Before Provision for
         Income Tax                                (620,642)      (709,812)

         (Provision) for Income Tax                       -              -
                                                 ----------     ----------
         Net Income (Loss)                       $ (620,642)    $ (709,812)
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

Gross profit for the three months ended March 31, 1998, was $720,365, an increase of $30,124 or 4.4% from the same period in 1997. The increase in gross profit was primarily attributable to increased motorcycle unit shipments and higher sales from the Retail Stores, which benefited from a full quarter of the San Diego Superstore, which opened in February 1997. The gross profit margin for the three months ended March 31, 1998, was 14.4% compared to 21.7% for the three months ended March 31, 1997. The decrease in gross margin is primarily related to higher sales from the Motorcycle Manufacturing division which experiences lower gross margins than the Retail division.

Selling, general and administrative expenses were $1,118,646 for the quarter ended March 31, 1998, a decrease of $63,085 or 5.3% from the same period in 1997. This decrease is mainly a result of lower corporate administrative expenses offset by the selling, general and administrative expenses of Motorcycle Manufacturing and the San Diego Superstore.

Operating losses decreased to $518,716, or 12% for the three months ended March 31, 1998, from the same period in 1997. The decrease in operating losses resulted from higher gross profit offset by an increase in selling, general, and administrative expenses.

Depreciation and amortization expense was $120,435 for the quarter ended March 31, 1998, which was $20,932 or 21% higher than the same period in 1997. The increase is due to the addition of the machinery and equipment acquired through Ultra Kustom Cycles and Ultra Kustom Parts and the addition of the San Diego Superstore.

Interest expense declined to $101,926, or 6.9%, for the three months ended March 31, 1998, from the same period in 1997.

Losses before provision for income taxes declined to $620,642, or 12.6%, for the three months ended March 31, 1998, from the same period in 1997.

There was no provision for income taxes in 1998. The Company has fully reserved for the deferred tax asset primarily related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

The net loss for the quarter ended March 31, 1998 was $620,642 as compared to a loss of $709,812 in the same period in 1997. This decrease of $89,170 was mainly due to a loss in manufacturing operations, offset by the opening the new San Diego Superstore, and improved profitability in the other retail Superstores.

While the Company does not expect inflation to have a material impact upon its operating results, there can be no assurance that inflation will not affect the Company's business in the future. The Company expects to mitigate inflationary increases through securing additional purchase volume discounts as net sales increase through the opening of future Superstores.

Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1,262,835 of cash in operating activities during the first three months of 1998, compared to $1,125,893 in the same period in 1997. Net losses adjusted for depreciation and amortization, used $500,207 of cash in the first three months of 1998. The Company invested $583,376 in additional inventory during the first three months of 1998.

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

                          Part II -- Other Information




Item 1.  Legal Proceedings

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

Dated: August 17, 1999              BIKERS DREAM, INC.



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