Form 10QSB/A
period 1998-06-30
BIKERS DREAM INC
filed 1999-08-17
CIK 805907

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

As of June 30, 1998, there were 2,814,108 shares of the Registrant's common stock outstanding, 3 shares of the Registrant's Series A Preferred Stock outstanding, 3,987,331 shares of the Registrant's Series B Preferred Stock outstanding, and 155 shares of the Registrant's Series C Preferred Stock outstanding.

Transitional Small Business Disclosure Format   Yes  [  ]     No  [X]

Bikers Dream, Inc. hereby amends and restates in its entirety the Form 10-QSB for the quarter ended June 30, 1998. This amendment and restatement is the result of a review by the Securities and Exchange Commission. The purpose of the amendment is to make corrections as described in footnote 7 (entitled "Restatement of certain transactions for the six months ended June 30, 1998") to the financial statements appearing in this report.

     Bikers Dream, Inc. hereby amends and restates in its entirety the Form 10-QSB for the fiscal quarter ended June 30, 1998. This amendment and restatement is the result of a review by the Securities and Exchange Commission. The purpose of the amendment is to make corrections as described in footnote 9 (entitled "Restatement of Certain Transactions as of June 30,
1998") to the financial statements appearing in this report.

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)        (Unaudited)
                                                             June 30,          December 31,
                                                               1998               1997
                                                           (As Restated)      (As Restated)
                                                               ----               ----
                   A S S E T S:

Current Assets:
Cash and cash equivalents                                  $  2,761,596        $    667,258
Accounts receivable, net                                      2,077,143             961,270
Inventories                                                   6,047,430           4,454,091
Notes receivable                                                     --              16,999
Prepaid expenses and other current assets                       239,251             400,069
                                                           ------------        ------------
               Total current assets                          11,125,420           6,499,687

Property, equipment and capitalized leases, net               1,012,330           1,052,195
Goodwill - net of amortization                                2,694,728           2,800,054
Deposits and other assets                                       250,528             203,892
Notes receivable, net of current portion                             --              13,039
                                                           ------------        ------------
               Total assets                                $ 15,083,006        $ 10,568,867
                                                           ============        ============

   L I A B I L I T I E S     A N D     S H A R E H O L D E R S'     E Q U I T Y:

Current liabilities:
Accounts payable                                           $    173,453        $    670,796
Other accrued expenses                                          738,982           1,169,047
Current portion of long-term debt                               103,411              89,670
Current portion of notes payable                                  8,962               8,709
Notes payable to shareholders                                    12,000              36,000
                                                           ------------        ------------
               Total current liabilities                      1,036,808           1,974,222

Deferred rent                                                    61,892              64,910
Notes payable, less current portion                           4,826,522           2,581,280
Long-term debt, less current portion                                 --             276,766
                                                           ------------        ------------
               Total liabilities                              5,925,222           4,897,178

Shareholders' equity:
        Convertible preferred stock, Series A, no par
        value, aggregate liquidation preference of $525,000,
        30 shares authorized, 3 shares issued and
        outstanding at June 30, 1998 and December
        31, 1997.                                               472,500             472,500

        Convertible preferred stock, Series B, no
        par value, cumulative dividends, aggregate
        liquidation preference of  $3,987,331
        8,000,000 shares authorized, 3,987,331 and
        5,751,385 shares issued and outstanding at
        June 30, 1998 and December 31, 1997.                  3,987,331           5,751,385

        Convertible preferred stock, Series C, no
        par value, cumulative dividends, aggregate
        liquidation preference of $3,875,000, 300
        shares authorized, 155 and 0 shares issued
        and outstanding at June 30, 1998 and
        December 31, 1997.                                    3,875,000                  --

        Common stock, no par value 25,000,000 shares
        authorized at June 30, 1998; 2,814,108 and
        2,544,926* issued and outstanding at June
        30, 1998 and December 31, 1997                       14,397,083          11,199,995

Accumulated deficit                                         (13,574,131)        (11,752,191)
                                                           ------------        ------------
               Total shareholders equity                      9,157,783           5,671,689
                                                           ------------        ------------
               Total liabilities and shareholders'
               equity                                      $ 15,083,006        $ 10,568,867
                                                           ============        ============

See the accompanying notes to these financial statements

* Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Quarters Ended June 30, 1998, and 1997

                                          (Unaudited)       (Unaudited)
                                             1998              1997
                                         (As Restated)     (As Restated)
                                         -------------      ------------
REVENUES                                  $ 8,121,021       $ 4,469,249

COST OF GOODS SOLD                          6,593,827         4,089,219
                                          -----------       -----------
GROSS PROFIT                                1,527,194           380,030

OPERATING EXPENSES
Selling, general and administrative
  expenses                                  1,090,832         1,709,332
Depreciation and amortization                 124,416           124,158
                                          -----------       -----------
               Total expenses               1,215,248         1,833,490
                                          -----------       -----------
OPERATING INCOME (LOSS)                       311,946        (1,453,460)
                                          -----------       -----------
OTHER EXPENSE
Interest Expense                              104,506           162,222
Other expense, net                                 --            14,436
                                          -----------       -----------
               Total other expense            104,506           176,658
                                          -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                207,440        (1,630,118)

PROVISION FOR INCOME TAX                           --                --
                                          -----------       -----------
NET INCOME (LOSS)
  before preferred stock dividends,
  and beneficial conversion feature       $   207,440       $(1,630,118)

PREFERRED STOCK DIVIDENDS,
  net of forfeited dividends                  (17,149)          (30,625)

BENEFICIAL CONVERSION
  feature granted to Series C
  Preferred shareholders                   (1,335,534)               --
                                          -----------       -----------
NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS                     $(1,145,243)      $(1,660,743)
                                          ===========       ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                   $     (0.42)      $     (0.94)
                                          ===========       ===========
  Diluted                                 $     (0.42)      $     (0.94)
                                          ===========       ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                     2,734,169         1,760,936(*)
                                          ===========       ===========
  Diluted                                   2,734,169         1,760,936(*)
                                          ===========       ===========


See the accompanying notes to these financial statements

*Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Six Months Ended June 30, 1998, and 1997

                                               (Unaudited)        (Unaudited)
                                                  1998                1997
                                              (As Restated)      (As Restated)
                                              -------------      -------------
REVENUES                                      $ 13,113,809        $  7,648,917

COST OF GOODS SOLD                              10,866,251           6,578,646
                                              ------------        ------------
GROSS PROFIT                                     2,247,558           1,070,271

OPERATING EXPENSES
Selling, general and administrative expenses     2,273,932           2,891,063
Depreciation and amortization                      244,850             224,061
                                              ------------        ------------
               Total expenses                    2,518,782           3,115,124
                                              ------------        ------------
OPERATING LOSS                                    (271,224)         (2,044,853)
                                              ------------        ------------
OTHER EXPENSE
Interest Expense                                   206,432             271,667
Other expense, net                                      --              23,410
                                              ------------        ------------
               Total other expense                 206,432             295,077
                                              ------------        ------------
LOSS BEFORE PROVISION FOR INCOME TAXES            (477,656)         (2,339,930)

PROVISION FOR INCOME TAX                                --                  --
                                              ------------        ------------
NET LOSS
  before preferred stock dividends
  and beneficial conversion feature           $   (477,656)       $ (2,339,930)

PREFERRED STOCK DIVIDENDS,
  net of forfeited dividends                      (161,714)            (61,500)

BENEFICIAL CONVERSION FEATURE
  granted to Series C preferred
  shareholders                                  (1,335,534)                 --
                                              ------------        ------------
NET LOSS AVAILABLE
  to common shareholders                      $ (1,974,904)       $ (2,401,430)
                                              ============        ============
LOSS PER COMMON SHARE:
  Basic                                       $      (0.75)       $      (1.36)
                                              ============        ============
  Diluted                                     $      (0.75)       $      (1.36)
                                              ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                          2,636,656           1,760,936(*)
                                              ============        ============
  Diluted                                        2,636,656           1,760,936(*)
                                              ============        ============

See the accompanying notes to these financial statements

*Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended June 30, 1998, and 1997

                                                           (Unaudited)        (Unaudited)
                                                               1998               1997
                                                          (As Restated)      (As Restated)
                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                   $  (477,656)       $(2,339,930)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Depreciation and amortization                          244,850            224,061
        Issuance of common stock for services rendered               0            145,250
(Increase) decrease in:
        Accounts receivable                                 (1,115,873)          (400,346)
        Inventories                                         (1,593,339)          (254,643)
        Prepaid expenses and other current assets              190,638           (335,884)
Increase (decrease) in:
        Accounts payable                                      (497,343)           933,149
        Other accrued expenses                                (438,815)          (189,898)
                                                           -----------        -----------
               Net cash used in operating activities        (3,687,538)        (2,218,241)
                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in property, plant and equipment          (133,734)          (178,576)
Increase (decrease) in deferred rent                            (3,018)               560
Purchase of Ultra Kustom Cycles assets                              --         (1,100,000)
Other                                                           30,038                 --
                                                           -----------        -----------
               Net cash used in investing activities          (106,714)        (1,278,016)
                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                     4,500,000          3,590,000
Principal payments made on long-term debt and
  capitalized leases                                        (2,559,910)          (151,302)
Proceeds from issuance of preferred stock                    3,875,000                 --
Redemption of outstanding warrants                              97,500                 --
Costs associated with issuance of common stock                      --            113,004
Proceeds from issuance of convertible notes
  payable                                                      800,000                 --
Principal payments made on notes payable                      (800,000)                --
Payments made on notes payable to shareholders                 (24,000)           (24,000)
                                                           -----------        -----------
               Net cash provided by financing
                 activities                                  5,888,590          3,527,702
                                                           -----------        -----------
               Net increase in cash and cash
               equivalents                                   2,094,338             31,445

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 667,258            247,891
                                                           -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,761,596        $   279,336
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


3.     Series C Preferred Stock

On April 16, 1998, the Company sold through a private offering 155 Units at $25,000 per Unit, of Series C Preferred Stock. Each Unit consisted of one share of the Company's Series C Preferred Stock (the "Preferred C") and 1,250 Series F Common Stock Purchase Warrants (the " F Warrants") to purchase one share of the Company's common stock at $5.00 per share, for total consideration of $3,875,000. Each share of the Company's Preferred C is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date"), into shares of the Company's common stock. The price at which the Preferred C converts into the Company's common stock (the "Conversion Price"), is determined by dividing $25,000 by the greater of; (1) seventy-five percent (75%) of the average closing price of the Company's common stock for the ten trading days immediately preceding the Conversion Date, or (2) $2.50, provided, however, that under no circumstance shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. The Preferred C shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8 per share for any period of twenty (20) consecutive trading days. Upon the issuance of the Series C Preferred Stock, the Company calculated the beneficial conversion feature of the Preferred Stock as if the conversion occurred upon issuance. Since the preferred stock is immediately Convertible, the Company recorded the total beneficial conversion feature of $1,335,534 upon issuance.

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

Note 6 -- Earnings Per Share

                                                    Quarters Ended June 30,       Six Months Ended June 30,
                                                   --------------------------      -------------------------
                                                        1998        1997              1998          1997
                                                   --------------------------      -------------------------
Net income (loss)                                  $   207,440    $(1,630,118)     $  (477,656)  $(2,339,930)
Dividends on preferred shares, net of
  forfeited dividends                                  (17,149)       (30,625)        (161,714)      (61,500)
Beneficial conversion feature granted
  on Series C preferred shares                     $(1,335,534)           --        (1,335,534)          --
                                                   --------------------------      -------------------------

Loss available to common shareholders              $(1,145,243)   $(1,660,743)     $(1,974,904)  $(2,401,430)
                                                   ==========================      =========================

Basic loss per common shareholder                  $     (0.42)   $     (0.94)     $     (0.75)  $     (1.36)
                                                   ==========================      =========================

Diluted loss per common shareholder                $     (0.42)   $     (0.94)     $     (0.75)  $     (1.36)
                                                   ==========================      =========================

Weighted-average shares outstanding:
  Basic                                              2,734,169      1,760,936        2,636,656     1,760,936
                                                   ==========================      =========================

Diluted                                              2,734,169      1,760,936        2,636,656     1,760,936
                                                   ==========================      =========================


Note 7 -- Restatement of Certain Transactions for the six months ended June 30, 1998

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

The above restatement reduces goodwill (excess of cost over fair value) and total assets by $757,775, decreases the number of Series B preferred shares issued and outstanding by 730,000 shares, decreases the amount of Series B preferred stock outstanding by $730,000, increases selling, general and administrative expense by $64,454, decreases depreciation and amortization expense by $26,853 and increases net loss before preferred stock dividends and beneficial conversion feature by $37,601.

Accrued Preferred Dividends

The Series A, B and C preferred stock accrues dividends at certain stated rates. Since the series B and C preferred shareholders were not entitled to accrued dividends unless the shares were outstanding for a specific time, the Company did not declare the dividends therefore certain amounts were not accrued. Although the dividends were not accrued the Company should have deducted cumulative dividends when calculating net income or loss available to common shareholders. As of June 30, 1998 and 1997 cumulative undeclared dividends on Series A, B and C totaled $422,341 and $122,500, respectively.

The above restatement increased net loss available to common shareholders for the quarter ended June 30, 1998 by $17,149 for the increase in cumulative dividends from December 31, 1997 to June 30, 1998.

The above restatement increased net loss available to common shareholders for the quarter ended June 30, 1997 by $30,625 for the increase in cumulative dividends from December 31, 1996 to June 30, 1997.

The above restatement increased net loss available to common shareholders for the six months ended June 30, 1998 by $161,714 for the increase in cumulative dividends from December 31, 1997 to June 30, 1998.

The above restatement increased net loss available to common shareholders for the six months ended June 30, 1997 by $61,500 for the increase in cumulative dividends from December 31, 1996 to June 30, 1997.

Series C Preferred Share Beneficial Conversion Feature

Upon the issuance of the Series C preferred stock, the Company was required to calculate the beneficial conversion feature granted to the Series C preferred shareholders. Accordingly, the Company calculated a beneficial conversion feature of $1,335,534. Since the shares were immediately convertible the Company recorded the total amount.

The above restatement increases the net loss available to common shareholders by $1,335,534.

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

For the three month period ended June 30, 1998 the Company reported a net profit of $207,440, compared to a net loss of $1,630,118, and during the three month period ended June 30, 1997. The improved profitability of $1,837,558, is the result of the aforementioned increases in manufacturing and sales as well as improved operating efficiencies. The Company has increased its production and sales to over 150 motorcycles per month which directly contributes to this improved profitability. Additionally, the Company has had four Bikers Dream Superstores in operation throughout this entire period.

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

Gross profit for the six months ended June 30, 1998, was $2,247,558, or 17%, as compared to gross profit of $1,070,271, or 14%, during the same six month period in 1997. This increase of $1,177,287 in gross profit is attributable to increased motorcycle unit shipments as well as improved manufacturing efficiencies. In addition, four corporate owned Bikers Dream Superstores were in operation throughout this period.

Selling, general and administrative expenses were $2,273,932 for the six months ended June 30, 1998 compared to $2,891,063 for the six months ended June 30, 1997. The decrease in expenses of $617,131,

21%, is primarily attributable to reduced corporate overhead, as well as operating efficiencies at the corporate level and in the retail stores.

Depreciation and amortization increased $20,789 during the first six months of 1998 primarily as a result of changing the amortization period of goodwill from a forty year amortization period to a fifteen year amortization period.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997:
(Continued)


Interest expense declined to $206,432, or by 24%, for the six month period ended June 30, 1998, when compared to the same period in 1997. This is primarily attributable to debt restructuring which took place in November 1997.

For the six month period ended June 30, 1998 the Company reported a cumulative net loss of $477,656, compared to a cumulative net loss of $2,339,930, during the six month period ended June 30, 1997. The improved profitability of $1,862,274, $0.61 per share, is the result of the aforementioned operating efficiencies as well as increased sales of manufactured motorcycles. Additionally, the Company has had four corporate owned Bikers Dream Superstores in operation throughout this entire period whereas in the first half of 1997 four stores operated for only four of the six months during this period in 1997.


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

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $2,094,338 of cash from all activities during the first six months of 1998, compared to a generation of $31,445 in cash during the same six month period in 1997. The Company utilized $3,687,538 of cash in operations during the first six months of 1998 compared to a usage of $2,218,241 in 1997. During this six month period, the Company sold Series C Convertible Preferred Stock, which generated approximately $3.875 million in cash. The Company also received the net cash amount of approximately $2.0 million in the form of a long term loan from Tandem Capital during this period.

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



Dated: August 17, 1999             BIKERS DREAM, INC.




                                   By:  /s/ Herm Rosenman
                                        --------------------------------
                                        Herm Rosenman, Chief Executive Officer


                                   By:  /s/ Anne Todd
                                        --------------------------------
                                        Anne Todd, Controller
                                        (Principal Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
 27        Financial Data Schedule