Form 10QSB/A
period 1998-09-30
BIKERS DREAM INC
filed 1999-08-17
CIK 805907

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


                           Commission File No. 0-15501


                               BIKERS DREAM, INC.
              Exact name of Registrant as specified in its charter)


          CALIFORNIA                                     33-0140149
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

3810 WACKER DRIVE, MIRA LOMA, CALIFORNIA                  91752
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (909)-360-2500

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

Bikers Dream, Inc. hereby amends and restates in its entirety the Form 10-QSB for the quarter ended September 30, 1998. This amendment and restatement is the result of a review by the Securities and Exchange Commission. The purpose of the amendment is to make corrections as described in footnote 7 (entitled "Restatement of Certain Transactions as of the Nine Months ended September 30, 1998") to the financial statements appearing in this report.

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)     (UNAUDITED)
                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                   1998              1997
                                                               (As Restated)     (As Restated)
                                                               --------------    ------------
               ASSETS:

Current Assets:
Cash and cash equivalents                                      $    208,353      $    667,258
Marketable securities                                               197,621           200,332
Accounts receivable, net                                          3,746,260           961,270
Notes receivable, current portion                                    18,595            16,999
Inventories                                                       9,072,170         4,454,091
Prepaid expenses and other current assets                           391,175           199,737
                                                               ------------      ------------
               Total current assets                              13,634,174         6,499,687

Notes receivable, net of current portion                             10,754            13,039
Property, equipment and capitalized leases, net                   1,074,563         1,052,195
Goodwill - net of amortization                                    2,642,064         2,800,054
Deposits and other assets                                           345,135           203,892
                                                               ------------      ------------
               Total assets                                    $ 17,706,690      $ 10,568,867
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                               $  1,805,784      $    670,796
Other accrued expenses                                              883,561         1,169,047
Current portion of long-term debt                                   112,962            89,670
Current portion of notes payable                                      9,044             8,709
Notes payable to shareholders                                            --            36,000
                                                               ------------      ------------
               Total current liabilities                          2,811,351         1,974,222

Deferred rent                                                        59,046            64,910
Long-term debt and capital leases, less current portion           4,736,850           276,766
Notes payable, less current portion                                  72,086         2,581,280
                                                               ------------      ------------
               Total liabilities                                  7,679,333         4,897,178

Shareholders' equity:
        Convertible preferred stock, Series A, no par value
          aggregate liquidation preference of $525,000
          30 shares authorized, 3 shares issued and
          outstanding at September 30, 1998 and
          December 31, 1997                                         472,500           472,500

        Convertible preferred stock, Series B, no par value
          cumulative dividends, aggregate liquidation
          preference $722,600, 8,000,000 shares authorized,
          722,600 and 5,751,385 shares issued and
          outstanding at September 30, 1998 and
          December 31, 1997                                         722,600         5,751,385

        Convertible preferred stock, Series C, no
          par value cumulative dividends, aggregate
          liquidation preference of $100,000, 300 shares
          authorized, 4 and 0 shares issued and outstanding
          at September 30, 1998 and December 31, 1997               100,000                --

        Common stock, no par value 25,000,000 shares
          authorized at September 30, 1998;
          4,878,437 issued and outstanding at
          September 30, 1998, and 2,544,926 shares
          issued and outstanding at December 31, 1997            21,716,814        11,199,995
Accumulated deficit                                             (12,984,557)      (11,752,191)
                                                               ------------      ------------
               Total shareholders equity                         10,027,357         5,671,689
                                                               ------------      ------------
               Total liabilities and shareholders' equity      $ 17,706,690      $ 10,568,867
                                                               ============      ============

See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS For The
           Quarters and Nine Months Ended September 30, 1998, and 1997
                        (In $000s except per share data)

                                            Three Months Ended          Nine Months Ended
                                              September 30,                September 30,
                                        -----------------------       ----------------------
                                           1998          1997           1998          1997
                                      (As Restated)  (As Restated)  (As Restated) (As Restated)
                                        ---------      --------       --------      --------
REVENUES                                 $  9,697      $  4,518       $ 22,696      $ 12,167

COST OF GOODS SOLD                          7,511         3,701         18,205        10,280
                                         --------      --------       --------      --------
GROSS PROFIT                                2,186           817          4,491         1,887

OPERATING EXPENSES
Selling, general and administrative
  expenses                                  1,226         1,179          3,559         4,070
Depreciation and amortization                 135           125            380           348
                                         --------      --------       --------      --------
               Total expenses               1,361         1,304          3,939         4,418
                                         --------      --------       --------      --------
OPERATING INCOME (LOSS)                       825          (487)           552        (2,531)

OTHER EXPENSE
Interest Expense                              208           245            414           517
Other expense, net                              4           160             23           184
                                         --------      --------       --------      --------
               Total other expense            212           405            437           701
                                         --------      --------       --------      --------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES, PREFERRED STOCK               613          (892)           115        (3,232)
  DIVIDENDS AND BENEFICIAL CONVERSION
  FEATURE

PROVISION FOR INCOME TAX                       --            --             --            --
                                         --------      --------       --------      --------
NET INCOME (LOSS) BEFORE
  PREFERRED STOCK DIVIDENDS AND               613          (892)           115        (3,232)
  BENEFICIAL CONVERSION FEATURE

BENEFICIAL CONVERSION FEATURE
  GRANTED TO SERIES C PREFERRED
  SHAREHOLDERS                                --            --          (1,336)          --

PREFERRED STOCK DIVIDENDS                     270           (67)           109          (128)
                                         --------      --------       --------      --------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                    $    883      $   (959)      $ (1,112)     $ (3,360)
                                         ========      ========       ========      ========

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                               $   0.21      $  (0.45)      $  (0.35)     $  (1.67)
     Diluted                             $   0.18      $  (0.45)      $  (0.35)     $  (1.67)

WEIGHTED-AVERAGE COMMON SHARES
     Basic                                  4,205         2,141          3,159         2,011
     Diluted                                5,035         2,141          3,159         2,011

-----------------
* Adjusted for the Company's 1 for 5 reverse stock split of February 1998

See the accompanying notes to these financial statements

                      BIKERS DREAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Nine Months Ended September 30, 1998, and 1997
                                   (In $000s)

                                                   (Unaudited)      (Unaudited)
                                                      1998             1997
                                                  (As Restated)    (As Restated)
                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                    $   115       $(3,232)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
        Depreciation and amortization                    380           348
Issuance of preferred stock for
 interest expense                                          -           231
Issuance of common stock for
 services rendered                                         -           229
(Increase) decrease in:
        Accounts receivable                           (2,785)         (428)
        Inventories                                   (4,618)       (1,716)
        Prepaid expenses and other current
          assets                                        (356)           10
Increase (decrease) in:
        Accounts payable                               1,135           308
        Other accrued expenses                          (299)          114
                                                     -------       -------
           Net cash used in operating
               activities                             (6,428)       (4,136)
                                                     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) in property, plant and equipment             (176)         (201)
Purchase of Ultra Kustom Cycles Assets                    --        (1,100)
(Decrease) in deferred rent                               (6)           (1)
Other                                                      1             -
                                                     -------       -------
           Net cash used in investing
               activities                               (181)       (1,302)
                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt               4,500            --
Principal payments made on long-term debt and
  capitalized leases                                     (59)          (61)
Proceeds from issuance of preferred stock              3,075            --
Proceeds from exercise of options                        379            --
Proceeds from exercise of warrants                        --           514
Proceeds from issuance of convertible notes
  payable                                                800         4,920
Principal payments made on notes payable              (2,509)          (48)
Payments made on notes payable to shareholders           (36)          (36)
                                                     -------       -------
               Net cash provided by financing
                 activities                            6,150         5,289
                                                     -------       -------
               Net increase in cash and cash
                 equivalents                            (459)         (149)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           667           248
                                                     -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   208       $    99
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

3.  SERIES C PREFERRED STOCK

    On April 16, 1998, the Company sold through a private offering 155 Units at $25,000 per Unit, of Series C Preferred Stock. Each Unit consisted of one share of the Company's Series C Preferred Stock (the "Preferred C") and 1,250 Series F Common Stock Purchase Warrants (the " F Warrants") to purchase one share of the Company's common stock at $5.00 per share, for total consideration of $3.875 million. Each share of the Company's Preferred C is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date"), into shares of the Company's common stock. The price at which the Preferred C converts into the Company's common stock (the "Conversion Price"), is determined by dividing $25,000 by the greater of; (1) seventy-five percent (75%) of the average closing price of the Company's common stock for the ten trading days immediately preceding the Conversion Date, or (2) $2.50, provided, however, that under no circumstance shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. The Preferred C shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8.00 per share for any period of twenty
    (20) consecutive trading days. During the third quarter ended September 30, 1998, 151 shares of Series C Preferred stock were converted into 1,222,595 shares of common stock. Upon the issuance of the Series C Preferred Stock, the Company calculated the beneficial conversion feature of the preferred stock as if the conversion occurred upon issuance. Since the preferred stock is immediately convertible, the Company recorded the beneficial conversion feature of $1,335,534 upon issuance. As of November 3, 1998, all the Series C Preferred had been converted into common shares.

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














6.   EARNINGS (LOSS) PER SHARE

                                                                      Quarters Ended September 30,   Nine Months Ended September 30,
                                                                      ----------------------------   -------------------------------
                                                                           1998          1997                1998           1997
                                                                      ----------------------------   -------------------------------
Net income (loss)                                                        $613,000     $(892,000)         $115,000     $(3,232,000)
Dividends on preferred shares, net of forfeited dividends                 270,000       (67,000)          109,000        (128,000)
Beneficial conversion feature granted on Series C preferred shares              0             0        (1,336,000)              0
                                                                      ----------------------------   -------------------------------
Income loss available to common shareholders                              883,000      (959,000)       (1,112,000)     (3,360,000)
                                                                      ============================   ===============================
Basic loss per common shareholder                                           $0.21         (0.45)            (0.35)          (1.67)
                                                                      ============================   ===============================
Diluted loss per common shareholder                                          0.18         (0.45)            (0.35)          (1.67)
                                                                      ============================   ===============================
Weighted-average shares outstanding:
  Basic                                                                 4,205,000     2,141,000         3,159,000       2,011,000
                                                                      ============================   ===============================
  Diluted                                                               5,035,000     2,141,000         3,159,000       2,011,000
                                                                      ============================   ===============================

7. RESTATEMENT OF CERTAIN TRANSACTIONS AS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Goodwill (Excess of Cost Over Fair Market Value)

During the year ended December 31, 1997 the Company entered into a Mutual Settlement and Release Agreement with Mull Acres and several individuals affiliated with Mull Acres. Under the terms of the agreement, certain terms of the Purchase Agreement and Note Conversion Agreement were clarified and modified. Some of the terms clarified and modified related to non-competition, non-solicitation of customers, and non-interference with the Company's employees by Mull Acres and certain specified individuals affiliated with Mull Acres. To secure the performance of Mull Acres and the individuals affiliated with Mull Acres, 730,000 shares of Series B convertible preferred stock were retained by the Company in escrow.

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

The above restatement reduces goodwill (excess of cost over fair value) and total assets by $36,480, increases selling, general and administrative expenses by $85,000, decreases depreciation and amortization expense by $38,000, and decreases net income before preferred stock dividends and beneficial conversion feature by $47,000.

Accrued Preferred Dividends

The Series A, B and C preferred stock accrues dividends at certain stated rates. Since the series B and C preferred shareholders were not entitled to accrued dividends unless the shares were outstanding for a specific time, the Company did not declare the dividends therefore certain amounts were not accrued. Although the dividends were not accrued the Company should have deducted cumulative dividends when calculating net income or loss available to common shareholders. As of September 30, 1998 and 1997 cumulative undeclared dividends on Series A, B and C totaled $151,888 and $189,028, respectively.

The above restatement decreased net loss available to common shareholders for the quarter ended September 30, 1998 by $270,453 for the decrease in cumulative dividends (since the preferred shareholders forfeited more dividends than were accrued) from December 31, 1997 to September 30, 1998.

The above restatement increased net loss available to common shareholders for the quarter ended September 30, 1997 by $66,528 for the increase in cumulative dividends from December 31, 1996 to September 30, 1997.

The above restatement decreased net loss available to common shareholders for the nine months ended September 30, 1998 by $108,739 for the decrease in cumulative dividends (since the preferred shareholders forfeited more dividends than were accrued) from December 31, 1997 to September 30, 1998.

The above restatement increased net loss available to common shareholders for the nine months ended September 30, 1997 by $128,028 for the increase in cumulative dividends from December 31, 1996 to September 30, 1997.

Series C Preferred Share Beneficial Conversion Feature

Upon the issuance of the Series C preferred stock, the Company was required to calculate the beneficial conversion feature granted to the Series C preferred shareholders. Accordingly, the Company calculated a total beneficial conversion feature of $1,336,000. Since the shares were immediately convertible the Company recorded the total amount.

The above restatement increases the net loss available to common shareholders by $1,336,000.

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

Depreciation and amortization expense for the quarter ended September 30, 1998, totaled $135,000 compared to $125,000 for the same period in 1997. The increase is attributable to a changing of the amortization period of goodwill from a forty-year amortization period to a fifteen-year amortization period.

As a consequence of the foregoing, the Company's operating income was $825,000 for the three months ended September 30, 1998, as compared to an operating loss of $487,000 for the comparable period a year earlier.

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

For the three month period ended September 30, 1998, the Company reported a net income of $613,000, compared to a net loss of $892,000, for the comparable period a year earlier. The improved profitability of $1,505,000 is the result of the aforementioned increases in manufacturing and sales as well as improved operating efficiencies.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

Total revenues for the nine months ended September 30, 1998, were $22,696,000, as compared to $12,167,000 for the comparable period a year earlier, representing an increase of $10,529,000, or 87%.

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

Selling, general and administrative expenses were $3,559,000 (i.e. 16% of total revenues), for the nine months ended September 30, 1998, compared to $4,070,000 (i.e. 33% of total revenues), for the nine months ended September 30, 1997, representing a reduction of $511,000, or 12.5%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The decrease in selling, general and administrative expenses, despite a substantial increase in total revenues, reflected significant cost-cutting measures implemented during the year including a general reduction in the labor force.

Depreciation and amortization for the nine months ended September 30, 1998, totaled $380,000 compared to $348,000 for the same period in 1997. The increase is primarily attributable to a changing of the amortization period of goodwill from a forty-year amortization period to a fifteen-year amortization period.

As a consequence of the foregoing, the Company's operating income was $552,000 for the nine months ended September 30, 1998, as compared to an operating loss of $2,531,000 for the comparable period a year earlier.

Interest expense declined by $103,000, from $517,000 for the nine months ended September 30, 1997, to $414,000 for the nine months ended September 30, 1998. The decrease is primarily attributable to a debt restructuring which took place in November 1997.

For the nine month period ended September 30, 1998, the Company had a net income of $115,000, compared to a net loss of $3,232,000 for the comparable period a year earlier. The improved profitability is the result of the aforementioned increases in manufacturing and retail sales, as well as improved operating efficiencies and cost reduction measures.

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

Cash used for operating activities totaled $6.428 million for the nine months ended September 30, 1998, as compared to cash used for operating activities of $4.136 million for the same period in 1997. The increase in cash used for operating activities primarily resulted from increased manufacturing operations. Significant working capital changes included an increase of $2.36 million in accounts receivable and an increase in inventories of $2.90 million attributable to an increase in production in the Motorcycle Manufacturing division, offset, in part, by an increase in accounts payable of $827,000.

Cash used in investing activities totaled $181,000 during the nine months ended September 30, 1998, as compared to cash used in investing activities of $1.302 million during the prior year's period. The decrease results from the following:
(1) slightly lower investment in property, plant, and equipment in 1998, (2) the acquisition, in 1997, of the assets of the Ultra Kustom Cycles and Ultra Kustom Parts divisions of Mull Acres Investments ("MAI"), offset by the elimination, in conjunction with such acquisition, of the Company's investment in a joint-venture with MAI.

Cash provided by financing activities totaled $6.150 million for the nine months ended September 30, 1998, as compared to cash provided by financing activities of $5.289 million during the prior year's period. Principal payments on long-term debt and short-term debt totaled $2.580 million and $98,000, respectively, for the nine months ended September 30, 1998. Net proceeds from the issuance of preferred stock totaled $3.075 million and the exercise of previously outstanding stock warrants/options totaled $379,000 during the period.

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

OTHER INFORMATION

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

ITEM 2 - CHANGES IN SECURITIES

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


Dated: August 17, 1999                BIKERS DREAM, INC.


                                      By: /s/ HERM ROSENMAN
                                          --------------------------------------
                                          Herm Rosenman, Chief Executive Officer


                                      By: /s/ ANNE TODD
                                          --------------------------------------
                                          Anne Todd, Controller
                                          (Principal Financial
                                          and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 27            Financial Data Schedule