Form 10KSB/A
period 1998-12-31
BIKERS DREAM INC
filed 1999-08-17
CIK 805907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

                           Commission File No. 0-15501

                               BIKERS DREAM, INC.
                 (Name of small business issuer in its charter)


            California                                  33-0140149
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  3810 Wacker Drive Mira Loma, California                               91752
  (Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: (909) 360-2500

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

     Bikers Dream, Inc. hereby amends and restates in its entirety the Form 10-KSB for the fiscal year ended December 31, 1998. This amendment and restatement is the result of a review by the Securities and Exchange Commission. The purpose of the amendment is to make corrections as described in footnote 19 (entitled "Restatement of Certain Transactions as of December 31, 1998 and 1997") to the financial statements appearing in this report.

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

Market for Company's Products. Heavyweight cruiser motorcycles are in high demand in the United States. The market leader is Harley-Davidson Inc. which, according to its 1998 annual report Form 10-k, controls approximately 49.5% of the heavyweight motorcycle market. Based on industry reports, the Company estimates the total retail sales volume for the U.S. motorcycle market exceeds $5 billion annually (including motorcycles, parts, accessories and service). According to such reports, the heavyweight cruiser motorcycle segment, including related parts, accessories and service, accounts for 60% of the U.S. motorcycle market. The market leader is Harley-Davidson, Inc. which, according to its 1998 annual report on Form 10-K, controls approximately 49.5% of the heavyweight motorcycle market.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Annual Report on Form 10-KSB/A are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and under "Certain Trends and Uncertainties," below, and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Depreciation and amortization expense for the fiscal year ended December 31, 1998, totaled $503,000 compared to $452,000 for the for the same period in 1997. The increase is attributable to a changing of the amortization period of goodwill from a forty-year amortization period to a fifteen-year amortization period.

As a consequence of the foregoing, the Company's operating loss was $3,913,000 for the fiscal year ended December 31, 1998, as compared to an operating loss of $4,407,000 for the comparable period a year earlier.

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

NET LOSS. For the fiscal year ended December 31, 1998, the Company reported a net loss of $4,487,000, compared to a net loss of $5,108,000, for the comparable period a year earlier. The improved profitability of $621,000 is the result of the aforementioned increases in manufacturing and sales as well as improved operating efficiencies.

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

Cash provided by financing activities totaled $7,884,000 for the fiscal year ended December 31, 1998, as compared to cash provided by financing activities of $8,478,000 during the prior year's period. Proceeds from issuance of notes payable totaled $5,675,000 while payments on notes payable totaled $2,617,000 for the fiscal year ended December 31, 1998. Net proceeds from the issuance of preferred stock totaled $2,945,000 and the exercise of previously outstanding stock warrants/options totaled $494,000 during the period. Net proceeds from advances on related party financing agreements totaled $1,486,000 during the period.

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

History of Operating Losses and Accumulated Deficits May Affect Profitability; Improvements in Profitability Dependent upon Ability to Expand Dealer Network and Increase Manufacturing Capability. The Company has a history of operating losses and accumulated deficits. The Company had net operating losses of approximately $4.5 million, $5.1 million and $4 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company's accumulated deficit was approximately $17,595,000. The Company may not be able to achieve or maintain profitability in the future. The ability of the Company to improve its profitability in future periods will depend upon its ability to continue to expand its dealer network and to increase its manufacturing capability on a cost-effective basis.

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

           4.1      Form of Certificate of Common Stock of the Company.(11)

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

          10.23     Employment Agreement dated August 31, 1997 between the
                    Company and Herm Rosenman.(6)+

          10.24 Amendment to Employment Agreement dated August 31, 1997 between the Company and Herm Rosenman.(6)+

          10.25     Stock Grant and Stock Option Agreement dated December 24,
                    1997 between the Company and Herm Rosenman.(6)+

          10.26 Loan Agreement dated November 17, 1997 between the Company and Sirrom Capital Corporation dba Tandem Capital.(6)

          10.27     Form of 12% Convertible Promissory Note dated February 18,
                    1998 payable to the order of Meyer Duffy Ventures III in the amount of $300,000.(11)

          10.28     Form of 12% Convertible Promissory Note dated February 18,
                    1998 payable to the order of MD Strategic L.P. in the amount of $500,000.(11)

          10.29 Non-Negotiable Promissory Note dated October 13, 1998 payable to the order of MD Strategic L.P. in the amount of $300,000.(11)

          10.30 Consulting Agreement dated April 1, 1998 between the Company and Meyer Duffy & Associates.(11)

          10.31     Loan Agreement dated June 22, 1998 between Sirrom Capital
                    Corporation d/b/a Tandem Capital and the Company and Ultra
                    Acquisition Corporation as Borrowers.(11)

          10.31.1 12% Secured Promissory Note Due June 22, 2001 by the Company and Ultra Acquisition Corporation payable to the order of Sirrom Capital Corporation d/b/a Tandem Capital.(11)

          10.31.2 Stock Purchase Warrant by the Company dated June 22, 1998 issued by the Company to Sirrom Capital Corporation d/b/a
                    Tandem Capital.(11)

          10.31.3 Registration Rights Agreement dated as of June 22, 1998 between the Company and Sirrom Capital Corporation d/b/a
                    Tandem Capital.(11)

          10.31.4   Stock Purchase Warrant by Bikers Dream, Inc. dated November
                    17, 1997 issued by the Company to Sirrom Capital Corporation d/b/a Tandem Capital.(11)

          10.31.5 Registration Rights Agreement dated as of November 17, 1997 between the Company and Sirrom Capital Corporation d/b/a
                    Tandem Capital.(11)

          10.32 Form of Loan and Security Agreement dated May 28, 1999 in series of loan agreements between the Company and Cana
                    Capital Corporation in connection with loans to the Company in an aggregate maximum principal amount of $1,500,000.(11)

          10.33 Form of Promissory Note dated May 28, 1999 in series of promissory notes between the Company and Cana Capital
                    Corporation evidencing loans to the Company in an aggregate maximum principal amount of $1,500,000.(11)

          10.34 Form of Manufacturer's Recourse Agreement dated May 28, 1999 in series of agreements between the Company and Cana Capital
                    Corporation in connection with loans to the Company in an aggregate maximum principal amount of $1,500,000.(11)

          10.35 Form of Program Letter dated May 28, 1999 in series of agreements between the Company and Cana Capital Corporation in connection with loans to the Company in an aggregate maximum principal amount of $1,500,000.(11)

          10.36     Lease dated as of January 15, 1999 between LDT Company,
                    Carol M. Carson, David Carson and Tim Carson as Partners and
                    Bikers Dream International, together with addendum (relating to Mira Loma facilities).(11)

          10.37     Sublease dated as of January 15, 1999 between PrimeLine
                    Products Company and Bikers Dream International and LDT
                    Company, Carol M. Carson, David Carson and Tim Carson, together with addendum (relating to Mira Loma facilities).(11)

          10.38 Termination of License Agreement and Mutual Release dated as of October 29, 1998 between the Company and Big Bike
                    Boutique, Inc.(11)

          10.39 Sublease Agreement dated September, 1998 between the Company and Big Bike of Daytona, Inc.(11)

          10.40     Agreement dated September 10, 1998 between Bikers Dream,
                    Inc. and Big Bike of Daytona, Inc.(11)

          10.41     Amendment to Stock Grant and Stock Option Agreement dated as of December 28, 1998 between the Company and Herm Rosenman.
                    (11)

          10.42     Mutual Release and Settlement Agreement dated as of October
                    7, 1997, between the Company, Ultra Acquisition Corporation,
                    Mall Acres Investments, Inc., Jeffrey H. Silvers, William
                    Alden and Carl Vincent Bergeman.

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

(11) Incorporated by reference to the Company's Form 10-KSB dated April 15, 1999 for the fiscal year ended December 31, 1998, filed with the Commission on April 15, 1999.

+       A compensatory plan or arrangement.


b.      Reports on Form 8-K.

        Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Bikers Dream, Inc.

Dated:  August 17, 1999                 By:  /s/ Herm Rosenman
                                           -------------------------------------
                                           Herm Rosenman, President/CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herm Rosenman                                                August 17, 1999
---------------------------------------------------------
Herm Rosenman
President, CEO and Director (Principal Executive Officer)

/s/ Anne Todd                                                    August 17, 1999
---------------------------------------------------------
Anne Todd
Controller (Principal Financial and Accounting Officer)

/s/ Donald J. Duffy                                              August 17, 1999
---------------------------------------------------------
Donald J. Duffy
Director

/s/ John Russell                                                 August 17, 1999
---------------------------------------------------------
John Russell
Director


---------------------------------------------------------
Humbert Powell
Director


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc.

We have audited the accompanying consolidated balance sheet of Bikers Dream, Inc. and subsidiaries as of December 31, 1998 (as restated), and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bikers Dream, Inc. and subsidiaries as of December 31, 1998 (as restated), and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998 (as restated) in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 2, 1999
(Except for Note 19, as to which the
date is August 4, 1999)

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1998
                                                                     As Restated
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                        $   689,679
     Marketable securities                                                                200,634
     Accounts receivable, net of allowance for doubtful accounts of $343,361            2,633,649
     Other receivables                                                                     43,098
     Notes receivable                                                                       6,143
     Inventories                                                                        7,644,793
     Prepaid expenses and other current assets                                            221,096
                                                                                      -----------

              Total current assets                                                     11,439,092

FURNITURE AND EQUIPMENT, net of accumulated depreciation and
     amortization of $720,108                                                           1,011,371
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of accumulated
     amortization of $429,954                                                           2,589,401
DEBT ISSUANCE COSTS, net of accumulated amortization of $29,913                           169,533
DEPOSITS AND OTHER ASSETS                                                                 488,516
                                                                                      -----------

                  TOTAL ASSETS                                                        $15,697,913
                                                                                      ===========


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                               DECEMBER 31, 1998
                                                                     As Restated
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $  2,083,338
     Accrued expenses                                                               971,313
     Advances on financing agreements - related party                             1,486,174
     Current portion of notes payable                                               160,991
     Current portion of capital lease obligations                                    36,833
     Notes payable - related parties                                                300,000
                                                                               ------------

         Total current liabilities                                                5,038,649

DEFERRED RENT                                                                        55,586
NOTES PAYABLE, less current portion                                               4,731,749
CAPITAL LEASE OBLIGATIONS, less current portion                                      54,735
                                                                               ------------

              Total liabilities                                                   9,880,719

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Series A, convertible preferred stock, no par value
         aggregate liquidation preference of $175,000
              30 shares authorized
              1 share issued and outstanding                                        157,500
     Series B, convertible preferred stock, no par value
         cumulative dividends, aggregate liquidation preference of
              $702,194 per share 8,000,000 shares authorized
              702,194 shares issued and outstanding                                 702,194
     Series C, convertible preferred stock, no par value
         cumulative dividends, aggregate liquidation preference of $25,000
              300 shares authorized
              0 shares issued and outstanding                                          --
     Common stock, no par value
         25,000,000 shares authorized
         5,112,926 issued and outstanding                                        22,642,205
     Subscriptions receivable                                                       (90,000)
     Accumulated deficit                                                        (17,594,705)
                                                                               ------------

              Total shareholders' equity                                          5,817,194
                                                                               ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 15,697,913
                                                                               ============


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                                    1998                   1997
                                                               -------------          -------------
                                                               (As Restated)          (As Restated)
REVENUES
     Product sales                                              $ 27,606,964           $ 14,838,057
     Financing contracts                                             127,656                 86,930
                                                                ------------           ------------

         Total revenues                                           27,734,620             14,924,987

COST OF GOODS SOLD                                                25,783,689             14,296,108
                                                                ------------           ------------

GROSS PROFIT                                                       1,950,931                628,879
                                                                ------------           ------------

EXPENSES
     Selling, general, and administrative expenses                 5,361,152              4,584,294
     Depreciation and amortization                                   503,157                451,960
                                                                ------------           ------------

         Total expenses                                            5,864,309              5,036,254
                                                                ------------           ------------

OPERATING LOSS                                                    (3,913,378)            (4,407,375)
                                                                ------------           ------------

OTHER INCOME (EXPENSE)
     Interest expense                                               (576,156)              (592,076)
     Other expense, net                                                3,707               (107,707)
                                                                ------------           ------------

         Total other income (expense)                               (572,449)              (699,783)
                                                                ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
  PREFERRED STOCK DIVIDENDS AND BENEFICIAL
  CONVERSION FEATURE                                              (4,485,827)            (5,107,158)

PROVISION FOR INCOME TAXES                                               800                    800
                                                                ------------           ------------

NET LOSS BEFORE STOCK DIVIDENDS AND
  BENEFICIAL CONVERSION FEATURE                                 $ (4,486,627)          $ (5,107,958)

PREFERRED STOCK DIVIDENDS, NET OF
  FORFEITED DIVIDENDS                                                128,445               (199,627)

BENEFICIAL CONVERSION FEATURE GRANTED TO
  SERIES C PREFERRED SHAREHOLDERS                                 (1,335,534)                     0
                                                                ------------           ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                       $ (5,693,716)          $ (5,307,585)
                                                                ============           ============

BASIC LOSS PER SHARE                                            $      (1.38)          $      (2.63)
                                                                ============           ============

DILUTED LOSS PER SHARE                                          $      (1.38)          $      (2.63)
                                                                ============           ============
WEIGHTED-AVERAGE SHARES OUTSTANDING
  BASIC                                                            4,125,309              2,018,075
                                                                ============           ============
  DILUTED                                                          4,125,309              2,018,075
                                                                ============           ============



   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                     As Restated
--------------------------------------------------------------------------------


                                      Series A, Convertible              Series B, Convertible            Series C, Convertible
                                          Preferred Stock                   Preferred Stock                   Preferred Stock
                                   -----------------------------     -----------------------------     -----------------------------
                                      Shares           Amount           Shares           Amount           Shares           Amount
                                   ------------     ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1996                    7     $  1,102,500               --       $       --               --      $       --
DEBT INTEREST THEREON CONVERTED
   TO EQUITY                                                            6,481,385        6,481,385
SERIES B PREFERRED STOCK
   REACQUIRED BY THE COMPANY FROM
   MULL ACRES INVESTMENTS, INC.                                          (730,000)        (730,000)
ACCOUNTS PAYABLE AND ACCRUED
   EXPENSES CONVERTED TO EQUITY
ISSUANCE OF COMMON STOCK TO
   EMPLOYEES IN EXCHANGE FOR
   SERVICES
EXERCISE OF OPTIONS FOR CASH
EXERCISE OF SERIES C WARRANTS
   FOR CASH
CONVERSION OF SERIES A
   CONVERTIBLE PREFERRED STOCK
   TO COMMON STOCK                           (4)        (630,000)
DIVIDENDS ON SERIES A
   CONVERTIBLE PREFERRED STOCK
   CONVERTED TO COMMON STOCK
DIVIDENDS ACCRUED ON PREFERRED
   SHARES
NET LOSS
                                   ------------     ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1997                    3          472,500        5,751,385        5,751,385               --              --
PRIVATE PLACEMENTS, net of cost                                                                                 123       2,944,985
RELATED PARTY DEBT CONVERTED
   TO EQUITY                                                                                                     32         800,000
ACCOUNTS PAYABLE AND ACCRUED
   EXPENSES
CONVERSION OF SERIES A
   PREFERRED STOCK                           (2)        (315,000)
CONVERSION OF SERIES B
   PREFERRED STOCK                                                     (5,049,191)      (5,049,191)
CONVERSION OF SERIES C
   PREFERRED STOCK                                                                                             (155)     (3,744,985)
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDEND



                                           Common Stock
                                   ----------------------------   Subscriptions     Accumulated
                                      Shares          Amount        Receivable         Deficit           Total
                                   ------------    ------------   -------------     ------------     ------------

BALANCE, DECEMBER 31, 1996            1,749,736    $  7,477,913      $       --     $ (6,573,983)    $  2,006,430
DEBT INTEREST THEREON CONVERTED
   TO EQUITY                            274,000       1,370,000                                         7,851,385
REACQUISITION OF SERIES B
   PREFERRED STOCK                                                                                       (730,000)
ACCOUNTS PAYABLE AND ACCRUED
   EXPENSES CONVERTED TO EQUITY          48,391         279,457                                           279,457
ISSUANCE OF COMMON STOCK TO
   EMPLOYEES IN EXCHANGE FOR
   SERVICES                               4,333          32,750                                            32,750
EXERCISE OF OPTIONS FOR CASH            240,800         855,500                                           855,500
EXERCISE OF SERIES C WARRANTS
   FOR CASH                             125,000         484,375                                           484,375
CONVERSION OF SERIES A
   CONVERTIBLE PREFERRED STOCK
   TO COMMON STOCK                       93,333         630,000                                                --
DIVIDENDS ON SERIES A
   CONVERTIBLE PREFERRED STOCK
   CONVERTED TO COMMON STOCK              9,333          70,000                                            70,000
DIVIDENDS ACCRUED ON PREFERRED
   SHARES                                                                                (70,250)         (70,250)
NET LOSS                                                                              (5,107,958)      (5,107,958)
                                   ------------    ------------    ------------     ------------     ------------

BALANCE, DECEMBER 31, 1997            2,544,926      11,199,995              --      (11,752,191)       5,671,689
PRIVATE PLACEMENTS, net of cost                                                                         2,944,985
RELATED PARTY DEBT CONVERTED
   TO EQUITY                                                                                              800,000
ACCOUNTS PAYABLE AND ACCRUED
   EXPENSES                              57,062         250,000                                           250,000
CONVERSION OF SERIES A
   PREFERRED STOCK                       46,667         315,000                                                --
CONVERSION OF SERIES B
   PREFERRED STOCK                    1,009,838       5,049,191                                                --
CONVERSION OF SERIES C
   PREFERRED STOCK                    1,255,599       3,744,985                                                --
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDEND               4,667          35,000                                            35,000


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                     As Restated
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
   FOR CASH
EXERCISE OF OPTIONS FOR CASH
EXERCISE OF OPTIONS FOR
   SERVICES
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
                                   ============     ============     ============     ============     ============     ============



                                           Common Stock
                                   ----------------------------   Subscriptions     Accumulated
                                      Shares          Amount        Receivable         Deficit           Total
                                   ------------    ------------   -------------     ------------     ------------

EXERCISE OF SERIES D WARRANTS
   FOR CASH                        $     20,000    $     80,000    $                $                $     80,000
EXERCISE OF SERIES F WARRANTS
   FOR CASH                              55,000         275,000                                           275,000
EXERCISE OF OPTIONS FOR CASH             76,167         228,500         (90,000)                          138,500
EXERCISE OF OPTIONS FOR
   SERVICES                              43,000         129,000                                           129,000
AMOUNT RECORDED UPON ISSUANCE
   OF PREFERRED STOCK AS A
   BENEFICIAL CONVERSION
   FEATURE                                            1,335,534                       (1,335,534)              --
DIVIDENDS ACCRUED ON PREFERRED
   SHARES                                                                                (20,353)         (20,353)
NET LOSS                                                                              (4,486,627)      (4,486,627)
                                   ------------    ------------    ------------     ------------     ------------
BALANCE, DECEMBER 31, 1998            5,112,926    $ 22,642,205    $    (90,000)    $(17,594,705)    $  5,817,194
                                   ============    ============    ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                                        STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                     As Restated
--------------------------------------------------------------------------------


                                                                                1998                  1997
                                                                       (As Restated)           (As Restated)
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $(4,486,627)          $(5,107,958)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                  503,157               451,960
              Issuance of common stock for services                          129,000                32,750
              Issuance of preferred stock for interest expense                     -               231,385
     (Increase) decrease in
         Accounts receivable                                              (1,672,379)             (712,639)
         Other receivables                                                   (43,098)                    -
         Inventories                                                      (3,190,702)           (1,542,965)
         Prepaid expenses and other current assets                          (121,336)              (18,222)
         Deposits and other assets                                          (284,624)             (134,229)
     Increase (decrease) in
         Accounts payable                                                  1,462,542               509,321
         Accrued expenses                                                     16,913              (218,451)
                                                                         -----------           -----------

                  Net cash used in operating activities                   (7,687,154)           (6,509,048)
                                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for purchases of furniture and equipment                      (189,092)             (216,435)
     Purchase of marketable securities                                          (302)             (200,000)
     Purchase of Ultra Kustom Cycles                                               -            (1,100,000)
     Increase in deferred rent                                                (9,324)               (2,627)
     Other                                                                    23,895               (30,370)
                                                                         -----------           -----------

                  Net cash used in investing activities                     (174,823)           (1,549,432)
                                                                         -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                               4,575,000             7,420,000
     Payments on notes payable                                            (2,580,922)             (108,773)
     Payments on capital lease obligations                                   (28,783)              (25,278)
     Proceeds from notes payable - related parties                         1,100,000                     -
     Payments on notes payable - related parties                             (36,000)              (48,000)
     Advances on financing agreements - related party, net                 1,486,174                     -
     Debt issuance costs                                                     (69,556)              (99,977)
     Exercise of Series C warrants                                                 -               484,375
     Exercise of Series D warrants                                            80,000                     -
     Exercise of Series F warrants                                           275,000                     -
     Exercise of stock options                                               138,500               855,500
     Private placements, net of offering costs                             2,944,985                     -
                                                                         -----------           -----------

                  Net cash provided by financing activities                7,884,398             8,477,847
                                                                         -----------           -----------


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

During the years ended December 31, 1998 and 1997, the Company accrued but did not declare dividends on Series A, B, and C preferred stock of $20,353 and $70,250, respectively.

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

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION (CONTINUED)

         Organization (Continued)
         In addition, on October 7, 1997, the Company, Mull Acres, and several individuals affiliated with Mull Acres entered into another agreement (the "Mutual Release and Settlement Agreement"). Under the terms of the Mutual Release and Settlement Agreement, certain terms of the Asset Purchase Agreement and Note Conversion Agreement were clarified and modified. Some of the terms that were clarified and modified related to non-competition, non-solicitation of customers, and non-interference with the Company's employees by Mull Acres and certain specified individuals affiliated with Mull Acres. To secure Mull Acres and the individuals affiliated with Mull Acres performance under the Mutual Release and Settlement Agreement, 730,000 shares of Series B convertible preferred stock were retained by the Company in escrow. Upon the settlement agreement, the Company reduced the excess cost over fair market value for $730,000 and effectively retired the preferred shares.

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

         Excess of Cost over Fair Value of Net Assets Acquired
         The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized on a straight-line basis over fifteen years. For the years ended December 31, 1998 and 1997, amortization expense was $210,653 and $219,301, respectively. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of December 31, 1998, the Company has not recognized any impairment losses.

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

         Series C Convertible Preferred Stock
         The Company is authorized to issue 300 shares of Series C convertible preferred stock. Each share of the Company's Series C convertible preferred stock is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date") into shares of the Company's common stock. The price at which the preferred stock converts into the Company's common stock (the "Conversion Price") is determined by dividing $25,000 by the greater of: 1) 75% of the average closing price of the Company's common stock for the 10 trading days immediately preceding the Conversion Date, or 2) $2.50, provided, however, that under no circumstances shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. Each share shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8.00 per share for any period of 20 consecutive days. Dividends are cumulative and accrue whether or not declared on each share of Series C of convertible preferred stock at an annual rate of $2.25 per preferred share. Upon issuance of the Series C Preferred stock, the Company calculated the conversion of the preferred stock as if the conversion occurred upon issuance. Since the preferred stock is convertible immediately, the Company recorded a beneficial conversion feature of $1,335,534.

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

                                                               1998                    1997
                                                          -------------           -------------
         Net loss available to common shareholders
             As reported                                  $  (5,693,716)          $  (5,307,585)
             Pro forma                                    $  (6,278,493)          $  (9,000,037)
         Basic and diluted loss per common share
             As reported                                  $       (1.38)          $       (2.63)
             Pro forma                                    $       (1.52)          $       (4.46)

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

         The following table summarizes of results two segments:

                                                                            December 31, 1998
                                           ---------------------------------------------------------------------------------
                                              Retail             Manufacturing
                                             Division               Division           Eliminations             Consolidated
                                           ------------           ------------        --------------            ------------
         Sales to unaffiliated
           customers                       $ 11,881,139           $ 15,853,481        $             -           $ 27,734,620
         Operating loss                    $ (2,402,909)          $ (1,510,469)       $             -           $ (3,913,378)
         Operating loss,
           excluding amortization
           of costs in excess of
           assets                          $ (2,402,909)          $ (1,299,816)       $             -           $ (3,702,725)
         Identifiable assets               $  6,318,045           $ 10,438,087        $    (1,058,219)          $ 15,697,913
         Capital expenditures              $    154,597           $    121,460        $             -           $    276,057

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 13 - SEGMENT INFORMATION (CONTINUED)

                                                                        December 31, 1997
                                           ---------------------------------------------------------------------------------
                                              Retail              Manufacturing
                                             Division               Division           Eliminations             Consolidated
                                           ------------           ------------        --------------            ------------
         Sales to unaffiliated
           customers                       $  9,174,641           $  5,750,346        $             -           $ 14,924,987
         Operating loss                    $ (1,963,562)          $ (2,443,639)       $             -           $ (4,407,201)
         Operating loss,
           excluding amortization
           of costs in excess of
           assets                          $ (1,963,562)          $ (2,224,512)       $             -           $ (4,188,074)
         Identifiable assets               $  4,708,520           $  5,993,897        $      (133,550)          $ 10,568,867
         Capital expenditures              $    155,672           $    106,455        $             -           $    262,127


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

                                             BIKERS DREAM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

         In February 1999, the Company sold 1,545 shares of its newly issued Series D convertible preferred stock in a private placement offering for $1,500,000. The outstanding shares of Series D convertible preferred stock are convertible into common stock pursuant to a formula. Each share of Series D convertible preferred stock has a stated value of $1,000. The number of shares of common stock issuable upon the conversion of one share of Series D preferred stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such shares and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of 1) 110% of the closing bid price of the common stock on the last trading day before the date of issuance of the share of Series D preferred stock being converted, or 2) 90% of the average of the four lowest closing bid prices of the common stock during the last 22 trading days before the date of conversion. In addition, as part of the offering, the Company issued warrants to holders of the Series D convertible preferred stock enabling them to purchase a total of 60,000 shares of the Company's common stock that are exercisable at any time until February 5, 2004 at $4.125 per share. Upon the issuance of the Series D Preferred Stock, the Company calculated the conversion of the preferred stock as if the conversion occurred upon issuance. The total beneficial conversion feature amounted to $318,428. Since the preferred stock is not convertible until 61 days after issuance, the Company expensed $292,328 in the quarter ended March 31, 1999, and the remaining balance of $26,100 will be expensed in the quarter ended
         June 30, 1999.

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

NOTE 18 - EARNINGS PER SHARE

                                                    1998              1997
                                                    ----              ----
Net loss                                         $(4,486,627)      (5,107,958)

Dividends on preferred shares, net of
   forfeited dividends                               128,445         (199,627)

Beneficial conversion feature granted
   on Series C preferred shares                   (1,335,534)               0
                                                 -----------      -----------

Loss available to common shareholders             (5,693,716)      (5,307,585)
                                                 ===========      ===========

Basic loss per common shareholder                $     (1.38)     $     (2.63)
                                                 ===========      ===========

Diluted loss per common shareholder              $     (1.38)     $     (2.63)
                                                 ===========      ===========

Weighted-average shares outstanding:
   Basic                                           4,125,309        2,018,075
                                                 ===========      ===========

   Diluted                                         4,125,309        2,018,075
                                                 ===========      ===========

NOTE 19 - RESTATEMENT OF CERTAIN TRANSACTIONS AS OF DECEMBER 31, 1998 AND 1997

Goodwill (Excess of Cost Over Fair Market Value)
During the year ended December 31, 1997 the Company entered into a Mutual Settlement and Release Agreement with Mull Acres and several individuals affiliated with Mull Acres. Under the terms of the agreement, certain terms of the Purchase Agreement and Notes Conversion Agreement were clarified and modified. Some of the terms clarified and modified related to non-competition, non-solicitation of customers and non-interference with the Company's employees by Mull Acres and certain specified individuals affiliated with Mull Acres. To secure the performance of Mull Acres and the individuals affiliated with Mull Acres, 730,000 shares of Series B convertible preferred stock were retained by the Company in escrow.

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

The above restatement in 1998 reduces goodwill (excess of cost over fair value) and total assets by $680,870, decreases depreciation and amortization expense by $39,304, decreases other income by $730,000 and decreases net loss before preferred stock dividends and beneficial conversion feature by $690,696.

The above restatement in 1997 decreases depreciation and amortization expense, operating loss and net loss before preferred stock dividends and beneficial conversion feature by $9,826.

Accrued Preferred Dividends
The Series A, B and C preferred stock accrues dividends at certain stated rates. Since the series B and C preferred shareholders were not entitled to accrued dividends unless the shares were outstanding for a specific time, the Company did not declare the dividends therefore certain amounts were not accrued. Although the dividends were not accrued the Company should have deducted cumulative dividends when calculating net income or loss available to common shareholders. As of December 31, 1998 and 1997 cumulative undeclared dividends on Series A, B and C totaled $132,181 and $260,627, respectively.

The above restatement decreased net loss available to common shareholders for the year ended December 31, 1998 by $128,445 for the decrease in cumulative dividends (since the preferred shareholders forfeited more dividends than were accrued) from December 31, 1997 to December 31, 1998.

The above restatement increased net loss available to common shareholders for the year ended December 31, 1997 by $199,627 for the increase in cumulative dividends from December 31, 1996 to December 31, 1997.

Series C Preferred Share Beneficial Conversion Feature
Upon the issuance of the Series C preferred stock, the Company was required to calculate the beneficial conversion feature granted to the Series C preferred shareholders. Accordingly, the Company calculated a total beneficial conversion feature of $1,335,534. Since the shares were immediately convertible the Company recorded the total amount.

The above restatement increases the 1998 net loss available to common shareholders by $1,335,534.