Form 10QSB/A
period 1999-03-31
BIKERS DREAM INC
filed 1999-08-17
CIK 805907

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 FORM 10-QSB/A

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

     Bikers Dream, Inc. hereby amends and restates in its entirety the Form 10-QSB for the quarter ended March 31, 1999. This amendment and restatement is the result of a review by the Securities and Exchange Commission. The purpose of the amendment is to make corrections as described in footnote 7 (entitled "Restatement of Certain Transactions as of March 31, 1999") to the financial statements appearing in this report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc.


We have reviewed the accompanying balance sheet and the statements of operations and cash flows of Bikers Dream, Inc. and consolidated subsidiaries as of March 31, 1999 (as restated), and for the three-month period then ended (as restated). These financial statements are the responsibility of the Company's management.

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

The accompanying statements of operations and cash flows for the three-month period ended March 31, 1998 (as restated) for Bikers Dream, Inc. and consolidated subsidiaries were not audited or reviewed by us, and accordingly, we do not express an opinion on them.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 (as restated), and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated April 2, 1999 (except for Note 19, as to which the date is August 4, 1999), we expressed an unqualified opinion on those consolidated financial statements.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

    SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California
May 13, 1999
(Except for Note 7, as
to which the date is
August 4, 1999)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                      (Unaudited)              (Unaudited)
                                                                                        March 31,              December 31,
                                                                                          1999                     1998
                                                                                     (As Restated)            (As Restated)
                                                                                     -------------            -------------
                                  A S S E T S

Current Assets:
Cash and cash equivalents                                                             $  1,066,797             $    689,679
Marketable securities                                                                      204,047                  200,634
Accounts receivable, net                                                                 3,975,674                2,633,649
Other receivables                                                                           43,098                   43,098
Notes receivable                                                                             1,800                    6,143
Inventories                                                                              7,767,534                7,644,793
Prepaid expenses and other current assets                                                  226,388                  221,096
                                                                                      ------------             ------------
                       Total current assets                                             13,285,338               11,439,092

Property and equipment, net                                                              1,216,066                1,011,371
Excess cost over fair value of net assets acquired, net                                  2,536,738                2,589,401
Debt issuance costs, net                                                                   189,831                  169,533
Deposits and other assets                                                                  365,064                  488,516
                                                                                      ------------             ------------
                       Total assets                                                   $ 17,593,037             $ 15,697,913
                                                                                      ============             ============

    L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

Current liabilities:
Accounts payable                                                                      $  2,329,799             $  2,083,338
Accrued expenses                                                                           959,846                  971,313
Advances on financing agreements - related party                                         1,300,021                1,486,174
Current portion of notes payable                                                           163,839                  160,991
Current portion of capital lease obligations                                                38,748                   36,833
Notes payable to related parties                                                           300,000                  300,000
                                                                                      ------------             ------------

                       Total current liabilities                                         5,092,253                5,038,649

Deferred rent                                                                               43,792                   55,586
Notes payable, less current portion                                                      4,708,867                4,731,749
Capital lease obligations, less current portion                                             41,701                   54,735
                                                                                      ------------             ------------
                       Total liabilities                                                 9,886,613                9,880,719

Shareholders' equity:
           Convertible preferred stock, Series A, no par value, aggregate liquidation preference of $175,000, 30 shares authorized, 1 share
             issued and outstanding at March 31, 1999 and December 31, 1998                157,500                  157,500
           Convertible preferred stock, Series B, no par value
             cumulative dividends, aggregate liquidation preference of
             $702,194, 8,000,000 shares authorized, 702,194 shares
             issued and outstanding at March 31, 1999 and December 31, 1998                702,194                  702,194
           Convertible preferred stock, Series C, no par value                                  --                       --
             cumulative dividends, liquidation preference of $25,000 per share
             300 shares authorized, 0 shares issued and outstanding at
             March 31, 1999 and December 31, 1998
           Convertible preferred stock, Series D, $1,000
             stated value, aggregate liquidation preference of
             $1,545,000, 3,500 shares authorized, 1,545 shares
             and 0 shares issued and outstanding at March 31, 1999 and
             December 31, 1998                                                           1,340,900                       --
           Common stock, no par value
             25,000,000 shares authorized at March 31, 1999; 5,157,590 and              23,295,792               22,642,205
             5,112,926 issued and outstanding at March 31, 1999 and
             December 31, 1998
Subscriptions receivable                                                                        --                  (90,000)
Accumulated deficit                                                                    (17,789,962)             (17,594,705)
                                                                                      ------------             ------------
                       Total shareholders equity                                         7,706,424                5,817,194
                                                                                      ------------             ------------
                       Total liabilities and shareholders' equity                     $ 17,593,037             $ 15,697,913
                                                                                      ============             ============



See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Quarters Ended March 31, 1999 and 1998



                                                                   (Unaudited)            (Unaudited)
                                                                      1999                    1998
                                                                  (As Restated)          (As Restated)
                                                                  -------------          -------------
REVENUES                                                           $ 8,762,728            $ 4,992,789

COST OF GOODS SOLD                                                   6,567,061              4,272,424
                                                                   -----------            -----------
GROSS PROFIT                                                         2,195,667                720,365

OPERATING EXPENSES
Selling, general and administrative expenses                         1,687,766              1,118,646
Depreciation and amortization                                          158,256                120,435
                                                                   -----------            -----------
                                    Total expenses                   1,846,022              1,239,081
                                                                   -----------            -----------
OPERATING INCOME (LOSS)                                                349,645               (518,716)
                                                                   -----------            -----------
OTHER EXPENSE
Interest Expense                                                       221,708                101,926
                                                                   -----------            -----------
                                    Total other expense                221,708                101,926
                                                                   -----------            -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
  PREFERRED STOCK DIVIDENDS AND BENEFICIAL
  CONVERSION FEATURE                                                   127,937               (620,642)

PROVISION FOR INCOME TAX                                                    --                     --
                                                                   -----------            -----------
NET INCOME (LOSS) BEFORE PREFERRED STOCK
  DIVIDENDS AND BENEFICIAL CONVERSION FEATURE                      $   127,937            $  (620,642)

PREFERRED STOCK DIVIDENDS                                              (30,866)              (144,565)

BENEFICIAL CONVERSION FEATURE GRANTED TO
  SERIES D PREFERRED SHAREHOLDERS                                     (292,328)                     0
                                                                   -----------            -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                          $  (195,257)           $  (765,207)
                                                                   ===========            ===========
EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                                         $     (0.04)           $     (0.30)
                                                                   ===========            ===========
     Diluted                                                       $     (0.04)           $     (0.30)
                                                                   ===========            ===========

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic                                                           5,152,737              2,538,844*
                                                                   ===========            ===========
     Diluted                                                         5,152,737              2,538,844*
                                                                   ===========            ===========


See the accompanying notes to these financial statements



*Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1999, and 1998




                                                                                         (Unaudited)             (Unaudited)
                                                                                             1999                    1998
                                                                                        (As Restated)           (As Restated)
                                                                                        -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                        $   127,937             $  (620,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
                  Depreciation and amortization                                              158,256                 120,435
                  Issuance of common stock for services rendered                              60,000                      --
(Increase) decrease in:
                  Accounts receivable                                                     (1,342,025)                (72,495)
                  Inventories                                                               (122,741)               (583,376)
                  Prepaid expenses and other current assets                                   (5,292)                  2,937
                  Deposits and other assets                                                  123,452                      --
Increase (decrease) in:
                  Accounts payable                                                           246,461                 (38,687)
                  Accrued expenses                                                           (42,333)                (71,007)
                                                                                         -----------             -----------
                                    Net cash used in operating activities                   (796,285)             (1,262,835)
                                                                                         -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in marketable securities                                                  (3,413)                     --
(Increase) decrease in furniture and equipment                                              (310,288)                (15,693)
Increase (decrease) in deferred rent                                                         (11,794)                 (2,011)
Other                                                                                          4,343                  30,960
                                                                                         -----------             -----------
                                    Net cash provided by (used in)
                                      investing activities                                  (321,152)                 13,256
                                                                                         -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Payments on subscription receivables                                                          90,000                      --
Principal payments made on capitalized leases                                                (11,119)                (21,567)
Proceeds from issuance of preferred stock                                                  1,500,000               3,100,000
Deferred offering costs                                                                     (133,000)                     --
Redemption of outstanding warrants                                                           167,500                      --
Proceeds from issuance of convertible notes payable                                               --                 800,000
Principal payments made on notes payable                                                     (20,034)               (802,035)
Payments made on financing agreements with related parties                                  (186,153)                     --
Payments made on notes payable to shareholders                                                    --                 (12,000)
Additional paid in capital received from related parties                                     107,657                      --
Debt issuance costs                                                                          (20,298)                     --
                                                                                         -----------             -----------
                                    Net cash provided by financing activities              1,494,555               3,064,398
                                                                                         -----------             -----------
                                    Net increase in cash and cash equivalents                377,118               1,814,819

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                              689,679                 667,258
                                                                                         -----------             -----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                                $ 1,066,797             $ 2,482,077
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

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Net earnings or loss per share was computed by dividing net income or loss by the weighted average number of common shares outstanding during the respective periods.


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

         Each share of Series D Preferred Stock has a Stated Value of $1,000. The number of shares of Common Stock issuable upon the conversion of one share of Series D Preferred Stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion. The 1,545 shares of Series D Preferred Stock currently outstanding could not be converted until April 7, 1999. The exact number of shares of Common Stock into which currently outstanding Series D Preferred Stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of the Company's Common Stock. Decreases in the trading price of the Company's Common Stock are likely to result in increases in the number of shares of Common Stock issuable upon conversion. However, prior to the receipt of shareholder approval, the maximum number of shares issuable upon conversion will not exceed 1,027,996. This number represents 19.9% of the Company's outstanding Common Stock as of the date the Series D Preferred Stock was issued. The Company issued warrants to the holders of the Series D Preferred Stock enabling them to purchase a total of 60,000 shares of the Company's Common Stock. The warrants may be exercised at any time until February 5, 2004 at an exercise price of $4.125 per share. The investors in the Series D Preferred Stock offering have committed to purchase an additional $500,000 of Series D Preferred Stock and a total of 15,000 additional warrants upon approval by the Company's shareholders of the issuance of such additional Series D Preferred Stock. The same investors have also committed to purchase an additional $1 million in Series D Preferred Stock and another 25,000 warrants following the later to occur of shareholder approval or the effectiveness of a registration statement with respect to the shares of common stock underlying all of the previously issued shares of Series D Preferred Stock. Upon issuance of the Series D Preferred Stock, the Company calculated the beneficial conversion feature of Preferred Stock as if the conversion occurred upon issuance. The total beneficial conversion feature amounts to $318,428, of which $292,328 was recorded in the current quarter.
         The remaining amount of $26,100 will be recorded in the quarter ended June 30, 1999.

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

6.       Earnings (Loss) Per Share:

                                                                    March 31,
                                                            -------------------------
                                                                1999         1998
                                                            -----------   -----------
         Net income (loss)                                  $   127,937   $  (620,642)
         Dividends on preferred shares, net of
           forfeited dividends                                  (30,866)     (144,565)
         Beneficial conversion feature granted on
           Series C preferred shares                           (292,328)            0
                                                            -----------   -----------
         Loss available to common shareholders              $  (195,257)  $  (765,207)
                                                            ===========   ===========
         Basic loss per common shareholder                  $     (0.04)  $     (0.30)
                                                            ===========   ===========
         Diluted loss per common shareholder                $     (0.04)  $     (0.30)
                                                            ===========   ===========
         Weighted-average shares outstanding:
           Basic                                              5,152,737     2,538,844
                                                            ===========   ===========
           Diluted                                            5,152,737     2,538,844
                                                            ===========   ===========


7.       Restatement of Certain Transactions as of March 31, 1999:

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

         The above restatement reduces goodwill (excess of cost over fair value) and total assets by $670,644, decreases depreciation and amortization expense by $10,226 and increases net income before preferred stock dividends and beneficial conversion feature by $10,226.

         Accrued Preferred Dividends

         The Series A, B and C preferred stock accrues dividends at certain stated rates. Since the series B and C preferred shareholders were not entitled to accrued dividends unless the shares were outstanding for a specific time, the Company did not declare the dividends therefore certain amounts were not accrued. Although the dividends were not accrued the Company should have deducted cumulative dividends when calculating net income or loss available to common shareholders. As of March 31, 1999 and 1998 cumulative undeclared dividends on Series A and B totaled $163,047 and $405,192, respectively.

         The above restatement increased net loss available to common shareholders for the quarter ended March 31, 1999 by $30,866 for the increase in cumulative dividends from December 31, 1998 to March 31, 1999.

         In addition, the above restatement increased net loss available to common shareholders for the quarter ended March 31, 1998 by $144,565 for the increase in cumulative dividends from December 31, 1997 to March 31, 1998.

         Series D Preferred Share Beneficial Conversion Feature

         Upon the issuance of the Series D preferred stock, the Company was required to calculate the beneficial conversion feature granted to the Series D preferred shareholders. Accordingly, the Company calculated a total beneficial conversion feature of $318,428. Since the shares were not convertible until 61 days after issuance the Company recorded a beneficial conversion feature granted to Series D preferred shareholders of $292,328, the remaining balance of $26,100 would be recorded in the quarter ended June 30, 1999.

         The above restatement increases the net loss available to common shareholders by $292,328.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-QSB/A are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Specific factors that may cause such a difference include, but are not limited to, the Company's history of operating losses and accumulated deficit, the Company's limited experience with manufacturing operations, and competition from other motorcycle manufacturers and retailers. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 6 of the Company's annual report for 1998 on Form 10-KSB/A. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The increase in revenues in the Motorcycle division was primarily attributable to an increase in units sold to 406 from 220 for the comparable period a year earlier. The increase in units sold was attributable to a larger dealer network, which increased to approximately 100 dealers at March 31, 1999, as compared to approximately 27 dealers as of March 31, 1998. All of the active dealers within the Company's dealer network are located in the United States.

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

As described in more detail in the Company's annual report for the year ended December 31, 1998, on Form 10-KSB/A, cost of goods sold for the year ended December 31, 1998, included approximately $2,000,000 due to the recording of a charge during the fourth quarter of 1998 resulting from the difference between the Company's inventory total as of year end as shown in its internal accounting records and a lesser amount observed in the physical inventory review conducted in connection with the Company's annual independent audit. Cost of goods sold for the year ended December 31, 1998 also included certain adjustments made during the fourth quarter of the year which may pertain, in part, to operations of the Company during prior quarters of the year. These adjustments include approximately $679,000 of inter-company profit elimination and approximately $350,000 of warranty expense.

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

Depreciation and amortization expense for the three months ended March 31, 1999, totaled $158,000 compared to $120,000 for the same period in 1998. The increase is primarily attributable to the additional depreciation recorded on the assets of two new Company-owned Superstores.

As a result of the foregoing, the Company's operating income was $350,000 for the three months ended March 31, 1999, as compared to an operating loss of $519,000 for the comparable period a year earlier.

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

For the three-month period ended March 31, 1999, the Company reported net income of $128,000, compared to a net loss of $621,000, for the comparable period a year earlier. The improved profitability of $749,000 is the result of the aforementioned increases in production and sales as well as improved operating efficiencies.

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

Cash used in investing activities totaled $321,000 for the three months ended March 31, 1999, as compared to cash provided by investing activities of $13,000 during the prior year's period. The increase is primarily the result of the initial phase of tenant improvements at the new manufacturing facility.

Cash provided by financing activities totaled $1,495,000 for the three months ended March 31, 1999, as compared to cash provided by financing activities of $3,064,000 during the prior year's period. Net proceeds from the issuance of preferred stock totaled $1,367,000 for the period ended March 31, 1999, as compared to $3,100,000 for the same period in 1998.

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