Form 10QSB
period 1999-06-30
BIKERS DREAM INC
filed 1999-08-23
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended June 30, 1999


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 20, 1999, 5,137,590 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format
Yes [ ]     No  [X]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc.


We have reviewed the accompanying balance sheet and the statements of operations and cash flows of Bikers Dream, Inc. and consolidated subsidiaries as of June 30, 1999, and for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying statements of operations and cash flows for the six-month period ended June 30, 1998 for Bikers Dream, Inc. and consolidated subsidiaries were not audited or reviewed by us, and accordingly, we do not express an opinion on them.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, (as restated) and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated April 2, 1999, (except for Note 19, as to which the date is August 4, 1999) we expressed an unqualified opinion on those consolidated financial statements.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 2, 1999

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                          June 30,            December 31,
                                                                            1999                  1998
                                                                                              (As Restated)
                                                                       ---------------       ---------------
                          A S S E T S
Current Assets:
Cash and cash equivalents                                              $     1,150,462       $       689,679
Marketable securities                                                          219,806               200,634
Accounts receivable, net                                                     4,299,193             2,633,649
Other receivables                                                               47,731                43,098
Notes receivable                                                                 1,800                 6,143
Inventories                                                                  7,287,535             7,644,793
Prepaid expenses and other current assets                                      368,164               221,096
                                                                       ---------------       ---------------
                  Total current assets                                      13,374,691            11,439,092

Furniture and equipment, net                                                 1,422,359             1,011,371
Excess cost over fair value of net assets acquired, net                      2,484,075             2,589,401
Debt issuance costs, net                                                       107,849               169,533
Deposits and other assets                                                      391,839               488,516

                  Total assets                                         $    17,780,813       $    15,697,913
                                                                       ===============       ===============

    L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  EQ U I T Y
Current liabilities:
Accounts payable                                                       $     2,748,207       $     2,083,338
Accrued expenses                                                             1,115,715               971,313
Advances on financing agreements - related party                               615,715             1,486,174
Current portion of notes payable                                               180,977               160,991
Current portion of capital lease obligations                                    57,824                36,833
Notes payable to related parties                                               300,000               300,000
                                                                       ---------------       ---------------
                  Total current liabilities                                  5,018,438             5,038,649

Deferred rent                                                                   61,309                55,586
Notes payable, less current portion                                          4,681,879             4,731,749
Capital lease obligations, less current portion                                127,412                54,735
                                                                       ---------------       ---------------
                  Total liabilities                                          9,889,038             9,880,719

Shareholders' equity:
         Convertible preferred stock, Series A no par value, aggregate liquidation preference of $175,000, 30 shares
         authorized, 1 share issued and outstanding at June 30, 1999 and       157,500               157,500
         December 31, 1998
         Convertible preferred stock, Series B, no par value, cumulative dividends, aggregate liquidation preference of $702,194,
         8,000,000 shares authorized, 702,194 shares issued and
         outstanding at June 30, 1999 and December 31, 1998                    702,194               702,194
         Convertible preferred stock, Series C, no par value,                      --                    --
         cumulative dividends, liquidation preference of $25,000 per share, 300 shares authorized, 0 shares issued and
         outstanding at June 30, 1999 and December 31, 1998
         Convertible preferred stock, Series D, $1,000 stated                1,367,000                   --
         value, aggregate liquidation preference of $1,545,000,
         3,500 shares authorized, 1,545 and 0 shares issued and
         outstanding at June 30, 1999 and December 31, 1998
         Common stock, no par value, 25,000,000 shares                      23,287,792            22,642,205
         authorized, 5,137,590 and 5,112,926 issued and outstanding at
         June 30, 1999 and December 31, 1998
Subscriptions receivable                                                          --                (90,000)
Accumulated deficit                                                       (17,622,711)          (17,594,705)
                                                                       ---------------       ---------------
                  Total shareholders equity                                  7,891,775             5,817,194
                                                                       ---------------       ---------------
                  Total liabilities and shareholders' equity           $    17,780,813       $    15,697,913
                                                                       ===============       ===============

See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For The Quarters Ended June 30, 1999 and 1998


                                                  (Unaudited)       (Unaudited)
                                                     1999              1998
                                                                   (As Restated)
                                                  -----------       -----------
REVENUES                                          $ 9,867,429       $ 8,121,021

COST OF GOODS SOLD                                  7,663,158         6,593,827
                                                  -----------       -----------
GROSS PROFIT                                        2,204,271         1,527,194

OPERATING EXPENSES
Selling, general and administrative expenses        1,626,194         1,090,832
Depreciation and amortization                         168,232           124,416
                                                  -----------       -----------
                  Total expenses                    1,794,426         1,215,248
                                                  -----------       -----------
OPERATING INCOME                                      409,845           311,946
                                                  -----------       -----------
OTHER EXPENSE
Interest expense, net                                 179,637           104,506
Other expense (income), net                            (3,384)             --
                                                  -----------       -----------
                  Total other expense                 176,253           104,506
                                                  -----------       -----------
INCOME  BEFORE PROVISION FOR                          233,592           207,440
INCOME TAXES

PROVISION FOR INCOME TAX                                 --                --
                                                  -----------       -----------
NET INCOME  before Preferred Stock Dividends
and Beneficial Conversion Feature                     233,592           207,440

Preferred stock dividends and beneficial              (66,341)       (1,352,683)
conversion feature
                                                  -----------       -----------
NET INCOME (LOSS) available to Common             $   167,251       $(1,145,243)
Shareholders
                                                  ===========       ===========
EARNINGS (LOSS) PER COMMON SHARE:
     Basic
                                                  $      0.03       $     (0.42)
                                                  ===========       ===========
     Diluted
                                                  $      0.03       $     (0.42)
                                                  ===========       ===========

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic                                          5,137,590         2,734,169*
                                                  ===========       ===========
     Diluted                                        5,137,590         2,734,169*
                                                  ===========       ===========


See the accompanying notes to these financial statements

*Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Six Months Ended June 30, 1999 and 1998


                                                     (Unaudited)        (Unaudited)
                                                         1999                1998
                                                                        (As Restated)
                                                     ------------       ------------
REVENUES                                             $ 18,630,157       $ 13,113,809

COST OF GOODS SOLD                                     14,230,219         10,866,251
                                                     ------------       ------------
GROSS PROFIT                                            4,399,938          2,247,558

OPERATING EXPENSES
Selling, general and administrative expenses            3,313,960          2,273,932
Depreciation and amortization                             326,488            244,850
                                                     ------------       ------------
                  Total expenses                        3,640,448          2,518,782
                                                     ------------       ------------
OPERATING INCOME (LOSS)                                   759,490           (271,224)
                                                     ------------       ------------
OTHER EXPENSE
Interest expense                                          401,345            206,432
Other expense (income), net                                (3,384)              --
                                                     ------------       ------------
                  Total other expense                     397,961            206,432
                                                     ------------       ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           361,529           (477,656)

PROVISION FOR INCOME TAX                                     --                 --
                                                     ------------       ------------
NET INCOME (LOSS) before Preferred Stock             $    361,529       $   (477,656)
Dividends and Beneficial Conversion Feature

Preferred stock dividends and beneficial                 (389,535)        (1,497,248)
conversion feature
                                                     ------------       ------------
NET (LOSS) available to Common Shareholders          $    (28,006)      $ (1,974,904)
                                                     ============       ============
(LOSS) PER COMMON SHARE:
     Basic                                           $      (0.01)      $      (0.75)
                                                     ============       ============
     Diluted
                                                     $      (0.01)      $      (0.75)
                                                     ============       ============

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic                                              5,130,636          2,636,656*
                                                     ============       ============
     Diluted                                            5,130,636          2,636,656*
                                                     ============       ============


See the accompanying notes to these financial statements
*Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended June 30, 1999, and 1998

                                                                (Unaudited)      (Unaudited)
                                                                   1999              1998
                                                                                 (As Restated)
                                                                -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                               $   361,529       $  (477,656)

Adjustments to reconcile net income (loss) to net
cash used in operating activities:
         Depreciation and amortization                              326,488           244,850
         Issuance for common stock for services rendered             60,000              --
(Increase) decrease in:
         Accounts receivable                                     (1,665,544)       (1,115,873)
         Inventories                                             (1,593,339)          357,258
         Prepaid expenses and other current assets                 (147,068)          190,638
         Deposits and other assets                                   92,044              --
Increase (decrease) in:
         Accounts payable                                           664,869          (497,343)
         Accrued expenses                                            73,295          (438,815)
                                                                -----------       -----------
                  Net cash provided by (used in)
                  operating activities                              122,871        (3,687,538)
                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of furniture and equipment                                (506,302)         (133,734)
(Increase) in marketable securities                                 (19,172)           (3,018)
Other                                                                10,069            30,038
                                                                -----------       -----------
                  Net cash used in investing activities            (515,405)         (106,714)
                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                               --           4,500,000
Principal payment made on long-term debt and capital                (32,180)       (2,559,910)
leases
Proceeds from issuance of preferred stock                         1,500,000         3,875,000
Deferred offering costs                                            (141,000)             --
Redemption of outstanding warrants                                  167,500            97,500
Proceeds from issuance of convertible notes payable                    --             800,000
Principal payments made on notes payable                            (29,884)         (800,000)
Payments made on financing agreements with related parties         (870,459)             --
Payments made on notes payable to shareholders                         --             (24,000)
Additional paid in capital received from related parties            107,656              --
Payments on subscriptions receivables                                90,000              --
Debt issuance costs                                                  61,684              --
                                                                -----------       -----------
                  Net cash provided by financing
                  activities                                        853,317         5,888,590
                                                                -----------       -----------
                  Net increase in cash and cash
                  equivalents                                       460,783         2,094,338

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                     689,679           667,258
                                                                -----------       -----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                       $ 1,150,462       $ 2,761,596
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

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

     Net Earnings or Loss Per Common Share:

     The Company adopted SFAS No. 128, "Earnings per Share". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

     Furniture and Equipment:

     Furniture, equipment and capitalized leases are recorded at cost with depreciation and amortization provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years or the term of the lease, whichever is the lesser. Repairs and maintenance are expensed as incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in operations.

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

     Recently Issued Accounting Pronouncements:

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effected for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company does not expect adoption SFAS No. 133 to have a material effect, if any on its financial position or results of operations.

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first financial quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect if any, on its financial position or results of operation.

     SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Correction," is effective for financial years beginning February 1999. This statement is not applicable to the Company.

3.   Series C Preferred Stock

     On April 16, 1998, the Company sold through a private offering 155 Units at $25,000 per Unit, of Series C Preferred Stock. Each Unit consisted of one share of the Company's Series C Preferred Stock (the "Preferred C") and 1,250 Series F Common Stock Purchase Warrants (the "F Warrants") to purchase one share of the Company's common stock at $5.00 per share, for total consideration of $3,875,000. Each share of the Company's Preferred C is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date"), into shares of the Company's common stock. The price at which the Preferred C converts into the Company's common stock (the "Conversion Price"), is determined by dividing $25,000 by the greater of; (1) seventy-five percent (75%) of the average closing price of the Company's common stock for the ten trading days immediately preceding the Conversion Date, or (2) $2.50, provided, however, that under no circumstance shall the Conversion Price exceed $4.00. Under certain circumstances, the Conversion Price is subject to adjustment. The Preferred C shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8 per share for any period of twenty (20) consecutive trading days. Each F Warrant entitles the holder to purchase one (1) share of the Company's common stock at a purchase price of $5.00 per share. All shares of series C Preferred Stock have been converted into common stock. Upon the issuance of the Series C Preferred Stock, the Company calculated the conversion of the Preferred Stock as if the conversion occurred upon issuance. Accordingly, the Company recorded the beneficial conversion feature of $1,335,534.

     Series D Preferred Stock

     In February 1999, the Company completed an offering of 1,545 shares of newly issued Series D Preferred Stock for a total consideration of $1,500,000. The outstanding shares of Series D Preferred Stock are convertible into Common Stock pursuant to a formula. Each share of Series D Preferred Stock has a Stated Value of $1,000. The number of shares of Common Stock issuable upon the conversion of one share of Series D Preferred Stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion. The 1,545 shares of Series D Preferred Stock currently outstanding could not be converted until April 7, 1999. The exact number of shares of Common Stock into which currently outstanding Series D Preferred Stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of the Company's Common Stock. Decreases in the trading price of the Company's Common Stock are likely to result in increases in the number of shares of Common Stock issuable upon conversion. However, prior to the receipt of shareholder approval, the maximum number of shares issuable upon conversion will not exceed 1,027,996. This number represents 19.9% of the Company's outstanding Common Stock as of the date the Series D Preferred Stock was issued. The Company issued warrants to the holders of the Series D Preferred Stock enabling them to purchase a total of 60,000 shares of the Company's Common Stock. The warrants may be exercised at any time until February 5, 2004 at an exercise price of $4.125 per share. The investors in the Series D Preferred Stock offering have committed to purchase an additional $500,000 of Series D Preferred Stock and a total of 15,000 additional warrants upon approval by the Company's shareholders of the issuance of such additional Series D Preferred Stock. The same investors have also committed to purchase an additional $1 million in Series D Preferred Stock and another 25,000 warrants following the later to occur of shareholder approval or the effectiveness of a registration statement with respect to the shares of common stock underlying all of the previously issued shared of D Preferred

     Stock. Upon issuance of the Series D Preferred Stock, the Company calculated the beneficial conversion feature of Preferred Stock as if the conversion occurred upon issuance. The total beneficial conversion feature amounted to $318,428, of which $292,328 was recorded in the three months ended March 31,1999 and $26,100 in the three months ended June 30, 1999.

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

     On April 1, 1998, Meyer, Duffy entered into a Consulting Agreement with the Company pursuant to the terms of which Meyer, Duffy agreed to provide the Company consulting services with respect to capital raising efforts and providing industry research in exchange for a fee of $117,600 (payable in monthly installments of $4,900 over a period of two years) and warrants to purchase 25,000 shares of Common Stock of the Company with an exercise price of $4.00 per share.

     In order to finance its current working capital needs, the Company is relying on a $1.5 million inventory flooring line of credit which it obtained in May 1998 from Cana Capital Corporation ("Cana Capital"), a company owned by Bruce Scott, a director of the Company, and a $300,000 loan which it obtained in October 1998 from MD Strategic L.P. an investment partnership of which Donald Duffy is a general partner. Advances under the Cana Capital line of credit bear interest at a rate of 2% or 5% over the prime rate, depending on the type of advance. The Company is currently liquidating the inventory that was floored by Cana Capital through the ordinary course of business. The MD Strategic loan is evidenced by an unsecured note bearing interest at eighteen percent (18%) per annum and is due, together with accrued interest, on the earlier of September 12, 1999 or upon receipt by the Company of funds from a third-party lender. The Company is in the process of negotiating a revolving line of credit with an institutional lender and anticipates that it will repay the remaining line of credit with Cana Capital Corporation and the MD Strategic loan upon obtaining such financing.

6.   Earnings (Loss) Per Share

                                                                   Quarters Ended June 30,             Six Months Ended June 30,
                                                                 ----------------------------------------------------------------
                                                                    1999             1998               1999              1998
                                                                 ----------------------------------------------------------------
Net Income (Loss)                                                 $233,592          $207,440          $361,529         ($477,656)
Dividends on preferred shares, net of forfeited dividends          (40,241)          (17,149)          (71,107)         (161,714)
Beneficial conversion feature granted on Series C & D
preferred shares                                                   (26,100)       (1,335,534)         (318,428)       (1,335,534)
                                                                 ----------------------------------------------------------------
Loss available to common shareholders                             $167,251       ($1,145,243)         ($28,006)      ($1,974,904)
                                                                 ----------------------------------------------------------------
Basic loss per common shareholder                                    $0.03            ($0.42)           ($0.01)           ($0.75)
                                                                 ----------------------------------------------------------------
Diluted loss per common shareholder                                  $0.03            ($0.42)           ($0.01)           ($0.75)
                                                                 ----------------------------------------------------------------
Weighted-average shares outstanding:
      Basic                                                      5,137,590         2,734,169         5,130,636         2,636,656
      Diluted                                                    5,137,590         2,734,169         5,130,636         2,636,656

7.   Restatement of Certain Transactions as of December 31, 1998 (Balance Sheet)

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

Originally the Company reduced the excess of cost over fair value during the year ended December 31, 1998. It was later determined once the shares were placed in escrow, they were no longer outstanding. Accordingly, the Company restated the financial statements reflecting the Mutual Settlement and Release Agreement to reflect the reduction of goodwill (excess of cost over fair value) and Series B preferred stock by $730,000. Since goodwill (excess of cost over fair value) was reduced, the Company also recalculated amortization expense.

The above restatement in 1998 reduces goodwill (excess of cost over fair value) and total assets by $680,870, decreases depreciation and amortization expense by $39,304, decreases other income by $730,000 and decreases net loss before preferred stock dividends and beneficial conversion feature by $690,696.

8. Restatement of Certain Transactions for the quarter ended and six months ended June 30, 1998 (Consolidated Statements of Operations)

Accrued Preferred Dividends

The Series A, B and C preferred stock accrues dividends at certain stated rates. The Series B and C preferred shareholders were not entitled to accrued dividends unless the shares were outstanding for a specific time. The Series B and C preferred shareholders did not qualify for the dividends because the shares were not outstanding for the specific time, therefor the Company did not declare the dividends or accrue these amounts. Although the dividends were not accrued the Company should have deducted cumulative dividends when calculating net income or loss available to common shareholders. As of June 30, 1998 cumulative undeclared dividends on Series A, B and C totaled $422,341.

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

Series C Preferred Share Beneficial Conversion Features

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Specific factors that may cause such a difference include, but are not limited to, the Company's history of operating losses and accumulated deficit, the Company's limited experience with manufacturing operations, and competition from other motorcycle manufacturers and retailers. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 6 of the Company's annual report for 1998 on Form 10-KSB/A. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

COMPARISON OF THE QUARTERS ENDED June 30, 1999 AND 1998:

Total revenues for the three months ended June 30, 1999, were $9,867,000 as compared to $8,121,000 for the same quarter in 1998, representing an increase of $1,746,000, or 22%.

After giving effect to the elimination of interdivisional charges of $712,000, revenues attributable to the Company's Motorcycle and Retail divisions for the three months ended June 30, 1999, were $6,365,000 and $3,502,000, respectively, as compared to $4,782,000 and $3,339,000 for the comparable period a year earlier.

The increase in revenues in the Motorcycle division was primarily attributable to an increase in units sold to 421 from 379 for the comparable period a year earlier, as well as selected price increases of the Company's products. The increase in units sold was attributable to a larger dealer network, which increased to approximately 100 dealers at June 30, 1999, as compared to approximately 58 dealers as of June 30, 1998. All of the active dealers within the Company's dealer network are located in the United States.

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

Cost of goods sold for the three months ended June 30, 1999, was $7,663,000 (i.e. 78% of revenues) compared to $6,594,000 (i.e. 81% of revenues) for the comparable period a year earlier, representing an increase of $1,069,000, or 16%. With revenues rising at a faster rate than cost of goods sold, the Company's gross margin improved to 22% from 19%, and gross profit increased by $677,000, to $2,204,000 for the three months ended June 30, 1999, from $1,527,000 for the comparable period a year earlier.

The increase in gross margins is principally due to the increased production in the Company's Motorcycle division, which permitted improved cost efficiencies. Gross margins in the Motorcycle division were approximately 31% during the three months ended June 30, 1999, as compared to approximately 9% for the Retail division. Management believes that gross margins in the Motorcycle division should continue to improve with increases in production, as the Company expects to benefit from growing economies of scale, although no assurances can be given.

As described in more detail in the Company's annual report for the yearended December 31, 1998, on Form 10-KSB/A, cost of goods sold for the year ended December 31, 1998 included approximately $2,000,000 due to the recording of a charge during the fourth quarter of 1998 resulting from the difference between the Company's inventory total as of the year end as shown in its internal accounting records and a lesser amount observed in the physical inventory review conducted in connection with the Company's annual independent audit. In order to determine the cause of this difference, the Company has conducted a review under the supervision of the Audit Committee of the Board of Directors and engaged an independent accounting firm to conduct its own review. Such reviews concluded that the Company suffered in 1998 from significant material handling and inventory control weaknesses.

It is possible, although not yet certain as of the date of this report, that a portion of the charges and adjustments described above may relate back to the second quarter of 1998. If any of such charges or adjustments did in fact relate back to the second quarter of 1998, then the Company's gross margins for such quarter may have been different than previously reported by the Company. Consequently, the comparability of gross margins for the second quarters of 1998 and 1999, respectively, may be affected.

In order to prevent a reoccurrence of this situation, the Company has implemented new inventory control procedures, including those described in the Company's 1998 Form 10-KSB/A, has employed additional management personnel with experience in inventory control matters, has upgraded its inventory control system and has implemented improved training procedures for existing Company personnel. The Company believes that such procedures will satisfactorily remedy the previous weaknesses in the Company's inventory control system noted in both the Company's internal investigation and the independent investigation commissioned by the Audit Committee.

Selling, general and administrative expenses were $1,626,000 (i.e. 16% of total revenues), for the three months ended June 30, 1999, compared to $1,091,000 (i.e. 13% of total revenues), for the three months ended June 30, 1998, representing an increase of $535,000, or 49%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The percentage increase in selling, general and administrative expenses was substantially higher due to the Company's move of its corporate headquarters and manufacturing facility, which occurred during the quarter, an increase in advertising costs, and the cost associated with the operation of two new Company-owned Superstores.

Depreciation and amortization expense for the three months ended June 30, 1999, totaled $168,000 compared to $124,000 for the same period in 1998. The increase is primarily attributable to the additional depreciation recorded on the assets of two new Company-owned Superstores, and the additional equipment and tenant improvements acquired by the motorcycle division and corporate headquarters upon the recent relocation to a new facility.

As a result of the foregoing, the Company's operating income was $410,000 for the three months ended June 30, 1999, compared to $312,000 for the comparable period a year earlier.

Interest expense increased by $75,000, from $105,000 for the three months ended June 30, 1998, to $180,000 for the three months ended June 30, 1999. The increase is attributable to additional outstanding debt during the quarter ended June 30, 1999 as compared to the same period in 1998, primarily an increase in $2,000,000 notes payable received in June 1998.

There is no provision for income taxes in 1999. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

For the three-month period ended June 30, 1999, the Company reported net income of $234,000, before Preferred Stock Dividends and Beneficial Conversion Feature, compared to $207,000, before Preferred Stock Dividends and Beneficial Conversion Feature, for the comparable period a year earlier. Net Income available to Common Shareholders after the Preferred Stock Dividends and Beneficial Conversion Feature was $167,000 compared to a net loss of ($1,146,000), for the comparable period a year earlier. The improved profitability is the result of the aforementioned increases in production and sales as well as improved operating efficiencies.

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


COMPARISON OF THE SIX MONTHS ENDED June 30, 1999 AND 1998:

Total revenues for the six months ended June 30, 1999, were $18,630,000 as compared to $13,114,000 for the same quarter in 1998, representing an increase of $5,516,000, or 42%.

After giving effect to the elimination of interdivisional charges of $1,869,000, revenues attributable to the Company's Motorcycle and Retail divisions for the six months ended June 30, 1999, were $12,262,000 and $6,368,000, respectively, as compared to $6,963,000 and $6,151,000 for the comparable period a year earlier.

The increase in revenues in the Motorcycle division was primarily attributable to an increase in units sold to 827 from 599 for the comparable period a year earlier, as well as selected price increases of the Company's products. The increase in units sold was attributable to a larger dealer network, which increased to approximately 100 dealers at June 30, 1999, as compared to approximately 58 dealers as of June 30, 1998. All of the active dealers within the Company's dealer network are located in the United States.

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

Cost of goods sold for the six months ended June 30, 1999, was $14,230,000 (i.e. 76% of revenues) compared to $10,866,000 (i.e. 83% of revenues) for the comparable period a year earlier, representing an increase of $3,364,000, or 31%. With revenues rising at a faster rate than cost of goods sold, the Company's gross margin improved to 24% from 17%, and gross profit increased by $2,152,000, to $4,400,000 for the six months ended June 30, 1999, from $2,248,000 for the comparable period a year earlier.

The increase in gross margins is principally due to the increased production in the Company's Motorcycle division, which permitted improved cost efficiencies. Gross margins in the Motorcycle division were approximately 30% during the six months ended June 30, 1999, as compared to approximately 10% for the Retail division. Management believes that gross margins in the Motorcycle division should continue to improve with increases in production, as the Company expects to benefit from growing economies of scale, although no assurance's can be given.

As described in more detail in the Company's annual report for the year ended December 31, 1998, on Form 10-KSB/A, cost of goods sold for the year ended December 31, 1998 included approximately $2,000,000 due to the recording of a charge during the fourth quarter of 1998 resulting from the difference between the Company's inventory total as of the year end as shown in its internal accounting records and a lesser amount observed in the physical inventory review conducted in connection with the Company's annual independent audit. In order to determine the cause of this difference, the Company has conducted a review under the supervision of the Audit Committee of the Board of Directors and engaged an independent accounting firm to conduct its own review. Such reviews concluded that the Company suffered in 1998 from significant material handling and inventory control weaknesses.

It is possible, although not yet certain as of the date of this report, that a portion of the charges and adjustments described above may relate back to the first half of 1998. If any of such charges or adjustments did in fact relate back to the first half of 1998, then the Company's gross margins for such period may have been different than previously reported by the Company. Consequently, the comparability of gross margins for the first half of 1998 and 1999, respectively, may be affected.

In order to prevent a reoccurrence of this situation, the Company has implemented new inventory control procedures, including those described in the Company's 1998 Form 10-KSB/A, has employed additional management personnel with experience in inventory control matters, has upgraded its inventory control system and has implemented improved training procedures for existing Company personnel. The Company believes that such procedures will satisfactorily remedy the previous weaknesses in the Company's inventory control system noted in both the Company's internal investigation and the independent investigation commissioned by the Audit Committee.

Selling, general and administrative expenses were $3,314,000 (i.e. 18% of total revenues), for the six months ended June 30, 1999, compared to $2,274,000 (i.e. 17% of total revenues), for the six months ended June 30, 1998, representing an increase of $1,040,000, or 46%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The percentage increase in selling, general and administrative expenses was due to the Company's move of its corporate headquarters and manufacturing facility, an increase in advertising costs and the costs associated with the operation of two new Company-owned Superstors.

Depreciation and amortization expense for the six months ended June 30, 1999, totaled $326,000 compared to $245,000 for the same period in 1998. The increase is primarily attributable to the additional depreciation recorded on the assets of two new Company-owned Superstores, and the additional assets acquired by the motorcycle division and corporate headquarters upon the relocation of these operations to a new facility.

As a result of the foregoing, the Company's operating income was $759,000 for the six months ended June 30, 1999, as compared to an operating loss of $271,000 for the comparable period a year earlier.

Interest expense increased by $195,000, from $206,000 for the six months ended June 30, 1998, to $401,000 for the six months ended June 30, 1999. The increase is attributable to additional outstanding debt during the period, as compared to the same period in 1998, primarily a $2,000,000 increase in Notes Payable during June 1998.

There is no provision for income taxes in 1999. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

For the six-month period ended June 30, 1999, the Company reported net income of $361,000, before Preferred Stock Dividends and Beneficial Conversion Feature, compared to a net loss of ($478,000), before Preferred Stock Dividends and Beneficial Conversion Feature, for the comparable period a year earlier. Net Income available to Common Shareholders after the Preferred Stock Dividends and Beneficial Conversion Feature was a net loss of ($28,000), compared to a net loss of ($1,975,000), for the comparable period a year earlier. The improved profitability is the result of the aforementioned increases in production and sales as well as improved operating efficiencies.

For the six-month period ended June 30, 1999, the Company reported net income of $362,000, compared to a net loss of $478,000, for the comparable period a year earlier. The improved profitability of $840,000 is the result of the aforementioned increases in production and sales as well as improved operating efficiencies.

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

Historically, the Company has addressed its liquidity and working capital needs primarily through private equity placements and secured debt-financing arrangements with lenders. The Company has relied on term loans from several lenders. These include a three-year term loan in the amount of $4.5 million which the Company obtained from Tandem Capital of Nashville, Tennessee in June 1998, and a $300,000 bridge loan which it obtained in October 1998 from MD Strategic L.P. ("MD Strategic"), a partnership in which Don Duffy, a director of the Company, is a principal. The Company is also relying on a $1.5 million financing agreement secured by certain inventory which it obtained in May 1998 from Cana Capital Corporation ("Cana Capital"), a company owned by Bruce Scott, then a director of the Company. The Company is currently liquidating the secured inventory through the ordinary course of business.

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

The Company will require additional outside sources of capital to continue to expand its manufacturing operations. The Company is currently negotiating an inventory-based and receivables-based line of credit of up to $10 million which will be used to pay off part, or all, of its existing indebtedness, to expand the manufacturing capabilities of its motorcycle division and working capital needs. Management believes that such a credit facility, combined with the proceeds of Series D Preferred Stock offerings, would provide the Company with sufficient working capital for the current year. If the Company does not obtain such a credit facility, the Company will be unable to meet its expansion goals unless it obtains other debt or equity financing on acceptable terms. The Company is continually in discussions with lenders and potential equity partners regarding funding options to fuel the Company's growth strategy.

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

Cash provided by operating activities totaled $123,000 for the six months ended June 30, 1999, as compared to cash used in operating activities of $3,688,000 for the same period in 1998. The decrease in cash used in operating activities was primarily a result of increased profitability for the period ended June 30, 1999 as compared to the comparable period in 1998. Significant working capital changes also included an increase in accounts receivable of $1,666,000, a decrease in inventories of $357,000 and an increase in accounts payable of $665,000.

Cash used in investing activities totaled $515,000 for the six months ended June 30, 1999, as compared to cash used in investing activities of $107,000 during the prior year's period. The increase is primarily the result of the initial phase of furniture, equipment and tenant improvement purchases for the new manufacturing facility, corporate headquarters and two new Company-owned Superstores.

Cash provided by financing activities totaled $853,000 for the six months ended June 30, 1999, as compared to cash provided by financing activities of $5,889,000 during the prior year's period. Net proceeds from the issuance of preferred stock totaled $1,359,000 for the period ended June 30, 1999, as compared to $3,875,000 for the same period in 1998.

OUTLOOK

As the Company continues to pursue its growth strategy, additional financing will be required principally for the expansion of its motorcycle manufacturing operations. The Company currently has the capacity to manufacture approximately 300 units per month, with a goal of increasing capacity to over 400 units a month by the end of 2000. In May 1999, the Company completed its move to a new manufacturing facility with approximately three times the manufacturing space it formerly possessed.

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

There can be no assurances, however, that the Company will be able to meet its expansion goals. Such expansion goals may not be met if, for example, the Company is unable to raise additional equity capital or debt financing, or the Company is unable (due to a lack of dealers or demand) to sell all of the motorcycles which it may have the capacity to produce.

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

Based on a recent assessment, the Company believes that the software and hardware used in its Motorcycle division and corporate headquarters are Year 2000 compliant. However, the Company has not yet completed its review of the software and hardware of its Retail division. The Company has determined that it may be required to modify or replace certain portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. The Company's computer systems are entirely "PC" based utilizing "off-the-shelf" software produced by a limited number of major software suppliers.

The Company has initiated formal communications with all of the significant suppliers of its information technology ("IT") and non-IT systems in order to receive assurances that both its IT and non-IT systems are Year 2000 compliant. Based upon the responses received, the Company intends, during the third quarter of 1999, to run test transactions on all of its systems to confirm the Year 2000 operability of such systems. In the event that such testing reveals Year 2000 vulnerability, the Company believes that with modifications to existing systems and conversions to new systems, the Year 2000 issue can be mitigated. The Company believes that such communication, testing, and modifications and/or replacements can be accomplished at an estimated cost of less than $20,000.

The Company has received written verification from all of its significant and large customers to the effect that their systems are Year 2000 compliant. In any event, however, the Company has a relatively small number of suppliers, and it believes that to the extent any such suppliers are not year 2000 compliant, alternative venders are available to the Company.

As the number of units held by a dealer at any one time range from one to fifteen, the Company believes that the ordering and invoicing process with such dealers could, if need be, be handled on a manual basis for a limited time until compliance is obtained.

The worst case scenario for the Company is the failure of banking institutions, through which the Company clears its financial transactions, to become Year 2000 compliant. In the event any such banking institutions do not become Year 2000 compliant in a timely manner, the Company may be unable to gain access to funds when needed or to pay its obligations when due. The Company would be required to delay or defer financial transactions, which could severely and adversely affect the Company's financial condition. To the extent that operations could continue on a manual basis, there would be an impact relating to the additional cost and delay associated with manual processing.

Pending completion of its review and testing process, the Company does not yet have a contingency plan as such. It is expected that such a plan will be prepared during the upcoming months. The Company has determined, however, that to the extent any key supplier, vendor or customer of the Company cannot demonstrate such person's Year 2000 compliance to the Company's satisfaction, and if short-term manual back-up systems cannot be implemented without adversely effecting the Company's operations, then the Company will seek to establish relationships with other suppliers, vendors, or customers who can provide assurance of Year 2000 compliance.

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

See "Item 3. -- Legal Proceedings" included in the Company's latest Form 10-KSB/A for a complete discussion.

Item 2 - Changes in Securities and Use of Proceeds

In May 1999, the Company issued options to five employees of the Company to purchase 167,000 shares of the Company's common stock at an exercise price of $3.06 per share. Four employees received 67,000 options, of which 13,400 vested immediately, with the remaining vesting in four equal annual installments. The remaining 100,000 options vest upon the earlier of: (i) the market price of the Company's Common Stock reaching an average of $6.00 per share for a period of 90 consecutive trading days during any twelve month period preceding the filing of the Company's annual report with the Commission and for the additional ten trading days following the filing of such annual report; (ii) the termination of option holder without cause (including upon a change of control of the Company); or (iii) August 31, 2003. The remaining 50,000 shares vest upon the earlier of:
(i) the market price of the Company's Common Stock reaching an average of $9.00 per share for a period of 90 consecutive trading days during any twelve month period preceding the filing of the Company's annual report with the Commission and for the additional ten trading days following the filing of such annual report; (ii) the termination for option holder without cause (including upon a change of control of the Company); or (iii) August 31, 2003.

In June 1999 the Company issued 200,000 warrants at an exercise price of $4.00 as required under the terms of the Company's existing term loan with an institutional lender.

The issuance of the options and warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that such transactions were exempt from registration under the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

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

         3.1.6 Certificate of Determination of Series D Convertible Preferred Stock(5)

         3.2      Bylaws, as amended, of Bikers Dream, Inc.(1)

         4.1      Form of Certificate of Common Stock of Bikers Dream, Inc.(6)

         4.2 Articles of Incorporation of the Company, as amended (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and
                  3.1.6)

         4.3      By-laws, as amended, of the Company (included as Exhibit 3.2)

         10.1 Amended and Restated $300,000 18% unsecured Promissory Note with MD Strategic L.P..

         15 Letter of Singer Lewak Greenbaum & Goldstein LLP regarding awareness of use of report dated August 20, 1999.

         27       Financial Data Schedule


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


(b)      Reports on Form 8-K


         No reports were filed by the Company during the quarter ended June 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 23, 1999                  Bikers Dream, Inc.


                                         By: /s/ Herm Rosenman
                                            ----------------------------
                                            Herm Rosenman,
                                            (Chief Executive Officer
                                            Principal Executive Officer)

                                         By: /s/ Michael Fisher
                                            ----------------------------
                                            Michael Fisher
                                            (Chief Financial Officer)

                                 Exhibits Index

The following exhibits are filed or incorporated by reference as part of this report:

         3.1      Articles of Incorporation, as amended, of Bikers Dream, Inc.
                  (formerly known as HDL Communications)(1)
         3.1.1    Certificate of Amendment of Articles of Incorporation dated
                  June 21, 1996(2)
         3.1.2    Certificate of Correction of Certificate of Amendment of
                  Articles of Incorporation dated July 25, 1997(3)
         3.1.3    Certificate of Ownership of HDL Communications (now known as
                  Bikers Dream, Inc.)(1)
         3.1.4    Certificate of Determination of Series B Convertible Preferred
                  Stock(3)
         3.1.5    Certificate of Determination of Series C Convertible Preferred
                  Stock(4)
         3.1.6    Certificate of Determination of Series D Convertible Preferred
                  Stock(5)
         3.2      Bylaws, as amended, of Bikers Dream, Inc.(1)
         4.1      Form of Certificate of Common Stock of Bikers Dream, Inc.(6)
         4.2      Articles of Incorporation of the Company, as amended (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and 3.1.6)
         4.3      By-laws , as amended, of the Company (included as Exhibit
                  3.2).
         10.1     Amended and Restated $300,000 18% unsecured Promissory Note with MD Strategic L.P..
         15       Letter of Singer Lewak Greenbaum & Goldstein LLP regarding awareness of use of report dated May 13, 1999.
         27       Financial Data Schedule


(1) Previously filed as an exhibit to Bikers Dream's registration statement on Form SB-2 (No. 33-92294) filed with the Commission on May 31, 1995.
(2) Previously filed as an exhibit to Bikers Dream's Form 10-KSB report for the fiscal year ended December 31, 1996 filed with the Commission on April 15, 1997.
(3) Previously filed as an exhibit to Bikers Dream's Form 10-QSB report for the fiscal quarter ended September 30, 1997 filed with the Commission on November 14, 1997.
(4) Previously filed as an exhibit to Bikers Dream's Form 10-QSB report for fiscal quarter ended March 30, 1998 filed with the Commission on May 15, 1998.
(5) Previously filed as an exhibit to this registration statement on Form S-3 (No. 333-72167) as originally filed with the Commission on February 11, 1999.
(6) Previously filed as an exhibit to Bikers Dream's Form 10-KSB/A report for the fiscal year ended December 31, 1998 filed with the Commission on August 17, 1999.