Form 10QSB
period 1999-09-30
BIKERS DREAM INC
filed 1999-11-22
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 1999


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
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 19, 1999, 5,213,606 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format
Yes [ ]  No [X]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc.


We have reviewed the accompanying balance sheet and the statements of operations and cash flows of Bikers Dream, Inc. and consolidated subsidiaries as of September 30, 1999, and for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying statements of operations and cash flows for the nine-month period ended September 30, 1998 for Bikers Dream, Inc. and consolidated subsidiaries were not audited or reviewed by us, and accordingly, we do not express an opinion on them.

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



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 11, 1999

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       BIKERS DREAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     (Unaudited)          December 31,
                                                                                     September 30,            1998
                                                                                         1999             (As Restated)
                                                                                    -------------        -------------

                    ASSETS

Current Assets:
Cash and cash equivalents                                                          $    495,048        $    689,679
Marketable securities                                                                   213,679             200,634
Accounts receivable, net                                                              2,992,084           2,633,649
Other receivables                                                                        49,933              43,098
Notes receivable                                                                          1,050               6,143
Inventories                                                                           9,433,148           7,644,793
Prepaid expenses and other current assets                                               314,416             221,096
                                                                                   ------------        ------------
                     Total current assets                                            13,499,358          11,439,092

Furniture and equipment, net                                                          1,383,463           1,011,371
Excess cost over fair value of net assets acquired, net                               2,431,411           2,589,401
Debt issuance costs, net                                                                151,289             169,533
Deposits and other assets                                                               510,326             488,516
                                                                                   ------------        ------------
                     Total assets                                                  $ 17,975,847        $ 15,697,913
                                                                                   ============        ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                   $  3,715,049        $  2,083,338
Accrued expenses                                                                      1,319,949             971,313
Advances on financing agreements - related party                                        359,595           1,486,174
Current portion of notes payable                                                         61,741             160,991
Current portion of capital lease obligations                                            177,299              36,833
Notes payable to related parties                                                        300,000             300,000
                                                                                   ------------        ------------
                     Total current liabilities                                        5,933,633           5,038,649

Deferred rent                                                                            52,322              55,586
Notes payable, less current portion                                                   4,665,138           4,731,749
Capital lease obligations, less current portion                                         102,124              54,735
                                                                                   ------------        ------------
                     Total liabilities                                               10,753,217           9,880,719

Shareholders' equity:
           Convertible preferred stock, Series A no par value, aggregate liquidation preference of $175,000, 30 shares authorized,
           0 and 1 share issued and outstanding at September 30,                             --             157,500
           1999 and December 31, 1998
           Convertible preferred stock, Series B, no par value, cumulative dividends, aggregate liquidation preference of $702,194, 8,000,000 shares authorized, 702,194 shares issued and outstanding at
           September 30, 1999 and December 31, 1998                                     702,194             702,194
           Convertible preferred stock, Series C, no par value, cumulative dividends, liquidation preference of $25,000 per share, 300 shares
           authorized, 0 shares issued and outstanding at  September 30,                     --                  --
           1999 and December 31, 1998
           Convertible preferred stock, Series D, $1,000 stated value, aggregate liquidation preference of $1,545,000, 3,500 shares authorized, 1,545 and 0 shares issued and outstanding at September 30, 1999 and
           December 31, 1998                                                          1,367,000                  --
           Common stock, no par value, 25,000,000 shares authorized,
           5,213,606 and 5,112,926 issued and outstanding at September
           30, 1999 and December 31, 1998                                            23,497,792          22,642,205
Subscriptions receivable                                                                     --             (90,000)
Accumulated deficit                                                                 (18,344,356)        (17,594,705)
                                                                                   ------------        ------------
                     Total shareholders equity                                        7,222,630           5,817,194
                                                                                   ------------        ------------
                     Total liabilities and shareholders' equity                    $ 17,975,847        $ 15,697,913
                                                                                   ============        ============


See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Quarters and Nine Months Ended September 30, 1999 and 1998
                        (In $000s Except Per Share Data)

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                  -------------------------    ----------------------------
                                                                               (As Restated,                   (As Restated,
                                                                  (Unaudited)    Unaudited)    (Unaudited)       Unaudited)
                                                                     1999           1998           1999            1988
                                                                   -------        -------        --------        --------
REVENUES                                                           $ 8,478        $ 9,697        $ 27,108        $ 22,696

COST OF GOODS SOLD                                                   6,996          7,511          21,226          18,205
                                                                   -------        -------        --------        --------
GROSS PROFIT                                                         1,482          2,186           5,882           4,491

OPERATING EXPENSES
Selling, general and administrative expenses                         1,808          1,226           5,122           3,559
Depreciation and amortization                                          172            135             499             380
                                                                   -------        -------        --------        --------
                     Total expenses                                  1,980          1,361           5,621           3,939
                                                                   -------        -------        --------        --------
OPERATING INCOME (LOSS)                                               (498)           825             261             552
                                                                   -------        -------        --------        --------
OTHER EXPENSE
Interest (expense)                                                    (193)          (208)           (594)           (414)
Other income (expense), net                                              5             (4)              8             (23)
                                                                   -------        -------        --------        --------
                     Total other (expense)                            (188)          (212)           (586)           (437)
                                                                   -------        -------        --------        --------
INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                                          (686)           613            (325)            115

PROVISION FOR INCOME TAX                                                --             --              --              --
                                                                   -------        -------        --------        --------
NET INCOME (LOSS) before Preferred Stock Dividends and
Beneficial Conversion Feature                                         (686)           613            (325)            115

Beneficial conversion feature granted to Series C                       --             --            (318)         (1,336)
Preferred Shareholders

Preferred stock dividends                                               71            270              --             109
                                                                   -------        -------        --------        --------
NET INCOME  (LOSS) available to Common Shareholders
                                                                   $  (615)       $   883        $   (643)       $ (1,112)
                                                                   =======        =======        ========        ========
(LOSS) PER COMMON SHARE:
     Basic                                                         $ (0.12)       $  0.21        $  (0.13)       $  (0.35)
                                                                   =======        =======        ========        ========
     Diluted                                                       $ (0.12)       $  0.18        $  (0.13)       $  (0.35)
                                                                   =======        =======        ========        ========
WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic                                                           5,163          4,205           5,147           3,159*
                                                                   =======        =======        ========        ========
     Diluted                                                         5,163          5,035           5,147           3,159*
                                                                   =======        =======        ========        ========

See the accompanying notes to these financial statements
* Adjusted for the Company's 1 for 5 reverse stock split of February 1998

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (In $000s)

                                                                                                       (Unaudited)
                                                                                   (Unaudited)             1998
                                                                                       1999            (As Restated)
                                                                                    ----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                   $  (325)             $   115
Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Depreciation and amortization                                                499                  380
           Issuance for common stock for services rendered                               60                   --
(Increase) decrease in:
           Accounts receivable                                                         (358)              (2,785)
           Inventories                                                               (1,788)              (4,618)
           Prepaid expenses and other current assets                                    (95)                (356)
           Deposits and other assets                                                    (22)                  --
Increase (decrease) in:
           Accounts payable                                                           1,632                1,135
           Accrued expenses                                                             294                 (299)
                                                                                    -------              -------
                     Net cash used in operating activities                             (103)              (6,428)
                                                                                    -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of furniture and equipment                                                    (590)                (176)
(Increase) in marketable securities                                                     (13)                  --
(Decrease) in deferred rent                                                              (3)                  (6)
Other                                                                                     3                    1
                                                                                    -------              -------
                     Net cash used in investing activities                             (603)                (181)
                                                                                    -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                                                 --                4,500
Principal payment made on long-term debt and capital leases                             (53)                 (59)
Proceeds from issuance of preferred stock                                             1,500                3,075
Deferred offering costs                                                                (141)                  --
Proceeds from exercise of options                                                        --                  379
Redemption of outstanding warrants                                                      168                   --
Proceeds from issuance of convertible notes payable                                      --                  800
Principal payments made on notes payable                                                (53)              (2,509)
Payments made on financing agreements with related parties                           (1,126)                  --
Payments made on notes payable to shareholders                                           --                  (36)
Additional paid in capital received from related parties                                108                   --
Payments on subscriptions receivables                                                    90                   --
Debt issuance costs                                                                      18                   --
                                                                                    -------              -------
                     Net cash provided by financing activities                          511                6,150
                                                                                    -------              -------
                     Net increase (decrease) in cash and cash
                     equivalents                                                       (195)                (459)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                         690                  667
                                                                                    -------              -------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                           $   495              $   208
                                                                                    =======              =======

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

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

2.    Summary Of Significant Accounting Policies:

      Revenue Recognition:

      Product Sales - Motorcycle manufacturing revenue from the sale of product is recognized upon completion of the sales agreement. Retail revenue from the sale of products is recognized at the time of sale to a retail customer. Motorcycle manufacturing sales made to the Company-owned stores are eliminated in consolidation.

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

      Furniture and Equipment:

      Furniture, equipment and capitalized leases are recorded at cost with depreciation and amortization provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years or the term of the lease, whichever is the lesser. Repairs and maintenance are expensed as incurred. When property and equipment are retired or disposed of, the related costs and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in operations.

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

      Series D Preferred Stock

      In February 1999, the Company completed an offering of 1,545 shares of newly issued Series D Preferred Stock for a total consideration of $1,500,000. The outstanding shares of Series D Preferred Stock are convertible into Common Stock pursuant to a formula. Each share of Series D Preferred Stock has a Stated Value of $1,000. The number of shares of Common Stock issuable upon the conversion of one share of Series D Preferred Stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion. The 1,545 shares of Series D Preferred Stock currently outstanding could not be converted until April 7, 1999. The exact number of shares of Common Stock into which currently outstanding Series D Preferred Stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of the Company's Common Stock. Decreases in the trading price of the Company's Common Stock are likely to result in increases in the number of shares of Common Stock issuable upon conversion. The Company issued warrants to the holders of the Series D Preferred Stock enabling them to purchase a total of 60,000 shares of the Company's Common Stock. The warrants may be exercised at any time until February 5, 2004 at an exercise price of $4.125 per share. In October 1999 the investors in the Series D Preferred Stock Offering purchased an additional $500,000 of Series D Preferred Stock and a total of 23,333 additional warrants as approved by the Company's shareholders at the Company's Annual Meeting of Stockholders on September 23, 1999. The same investors have also committed to purchase an additional $1 million in Series D Preferred Stock and another 25,000 warrants. This additional purchase of $1 million of Series D Preferred Stock was also approved by the shareholders at Company's Annual Meeting of Stockholders on September 23, 1999. Upon issuance of the Series D Preferred Stock in February 1999, the Company calculated the beneficial conversion feature of Preferred Stock as if the conversion occurred upon issuance. The total beneficial conversion feature amounted to $318,428, of which $292,328 was recorded in the three months ended March 31,1999 and $26,100 in the three months ended June 30, 1999. There was no beneficial conversion feature recorded in the three months ended September 30, 1999.


4. Commitments and Contingencies:

           Leases

           The Company leases all of its operating facilities located in Santa Ana, California, Sacramento, California, San Diego, California, Mira Loma, California, Farmers Branch, Texas, and Conover, North Carolina.

5. Legal Proceedings

           On October 1, 1999, Cana Capital Corp. ("CCC") filed suit against the Company in the County Court for the Fourth Judicial Circuit for Duval County, Florida, case number 99-1438-CA, in order to recover the balance owing on a flooring credit agreement with the Company. CCC is owned by Bruce Scott, who served on the board of directors of Bikers Dream from July 1998 until he resigned in August 1999. CCC provided floor financing for four of Bikers Dream's Superstores from May 1998 until approximately April 1999. In March 1999, Mr. Scott caused notice to be sent to Bikers Dream that CCC would no longer provide such financing and demanded payment of the outstanding balance of approximately $1.5 million then outstanding under the line. Bikers Dream has paid down the balance of the loan substantially since April 1999. It estimates the principal balance remaining to be $344,560. CCC also contends that the Company sold motorcycles "out-of-trust," which were covered by the flooring agreement. In addition to seeking monetary damages, CCC is seeking recovery of possession of the remaining motorcycles covered by the flooring agreement.

           The Company has potential offsets against CCC which exceed any sums owed to CCC. It has not yet been decided whether these offsets will be asserted in a cross-complaint or counter-claim in the CCC lawsuit, or included as additional causes of action in a separate suit which Bikers Dream intends to file in federal court in California against Mr. Scott and his corporate entities for various contract and tort damages, including breach of Mr. Scott's fiduciary duties as a board member of the Company.

           Three motorcycle dealerships owned by Mr. Scott have filed individual actions for claims of $33,724 in the aggregate in Florida state court against the Company's subsidiary, Ultra Acquisition Corporation, seeking recovery for warranty repairs made by those stores to Ultra motorcycles. Ultra disputes the amounts claimed by these stores and, in fact, claims its accounts receivable for parts shipped to those stores exceeds the amounts it owes in warranty claims.

           The Company is also involved from time to time in litigation arising out of its operations in the normal course of business. As of the date of this report, in the opinion of the Company's management, liability, if any, under these actions is adequately covered by insurance or will not have a material effect on the Company's financial position or results of operations.


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

           In February 1998, the Company entered into a license agreement with Big Bike Boutique, Inc. ("BBB"), a company owned by Bruce Scott, then a director of the

           Company, pursuant to which the Company licensed its name to BBB for the purpose of selling apparel and accessories. The agreement was terminated in October 1998 pursuant to a termination of license agreement and mutual release. In connection with the termination agreement, the Company issued to Mr. Scott, in February 1999, 16,000 shares of Common Stock.

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

           In order to finance its current working capital needs, the Company holds a $300,000 note payable which it obtained in October 1998 from MD Strategic L.P. of which Donald Duffy, a Director of the Company, is a member of the general partner. The MD Strategic loan is evidenced by an unsecured note bearing interest at eighteen percent (18%) per annum and is due, together with accrued interest, on the earlier of December 31, 1999, or upon receipt by the Company of funds from a third-party lender. The Company is in the process of negotiating a revolving line of credit with an institutional lender and anticipates that it will repay the remaining line of credit with MD Strategic upon obtaining such financing.


7. Earnings (Loss) Per Share **

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                                 -------------------         ------------------
                                                                    1999      1998             1999       1998
                                                                 --------    -------         -------    -------
Net Income (Loss)                                                 $  (686)   $  613          $  (325)   $   115
Beneficial conversion feature granted on
Series C & D preferred shares                                          --        --             (318)    (1,336)
Dividends on preferred shares, net of forfeited dividends              71       270               --        109
                                                                  -------    ------          -------    -------
Loss available to common shareholders                             $  (615)      883          $  (643)   $(1,112)
                                                                  -------    ------          -------    -------

Basic loss per common shareholder                                 $ (0.12)   $ 0.21          $ (0.13)   $ (0.35)
                                                                  -------    ------          -------    -------
Diluted loss per common shareholder                               $ (0.12)   $ 0.18          $ (0.13)   $ (0.35)
                                                                  -------    ------          -------    -------
Weighted-average shares outstanding:
     Basic                                                          5,163     4,205            5,147      3,159
     Diluted                                                        5,163     5,035            5,147      3,159

** In $000s except per share data


8. Restatement of certain transactions as of December 31, 1998 (Balance Sheet)

           Goodwill (Excess of Cost Over Fair Market Value)

           During the year ended December 31, 1997 the Company entered into a Mutual Settlement and Release Agreement with Mull Acres and several individuals affiliated with Mull Acres. Under the terms of the agreement, certain terms of the Purchase Agreement and Note Conversion Agreement were clarified and modified. Some of the terms clarified and modified related to non-competition, non-solicitation of customers and non-interference with the Company's employees by Mull Acres and certain specified individuals affiliated with Mull Acres. To secure the performance of Mull Acres and the individuals affiliated with Mull Acres, 730,000 shares of Series Preferred B convertible stock were retained by the Company in escrow.

           During the year ended December 31, 1998, management of the Company and its legal counsel concluded that the individuals affiliated with Mull Acres violated the terms of the Mutual Release and Settlement Agreement sufficiently enough to allow the Company to reacquire the 730,000 shares of Series B convertible preferred stock that were retained in escrow.

           Originally the Company recorded other income of $730,000. It was later determined once the shares were placed in escrow, they were no longer outstanding. Accordingly, the Company restated the financial statements reflecting the Mutual Settlement and Release Agreement to reflect the reduction of goodwill (excess of cost over fair value) and Series B preferred stock by $730,000. Since goodwill (excess of cost over fair value) was reduced, the Company also recalculated amortization expense.

           The above restatement reduces goodwill (excess of cost over fair value) and total assets by $680,870, decreases depreciation and amortization expense by $39,304, decreases other income by $730,000 and decreases net loss before preferred stock dividends and beneficial conversion feature by $690,696.

9. Restatement of certain transactions for the quarter ended and nine months ended September 30, 1998 (Consolidated statement of operations)

           Accrued Preferred Dividends

           The Series A, B and C preferred stock accrues dividends at certain stated rates. The Series B and C preferred shareholders were not entitled to accrued dividends unless the shares were outstanding for a specific time. The Series B and C preferred shareholders did not qualify for the dividend because the shares were not outstanding for the specific time, therefore the Company did not declare the dividends or accrue these amounts. Although the dividends were not accrued the Company should have deducted cumulative dividends when calculating net income or loss available to common shareholders. As of September 30, 1998 cumulative undeclared dividends on Series A, B and C totaled $195,639.

           The above restatement decreased net loss available to common shareholders for the quarter ended September 30, 1998 by $270,000 for the decrease in cumulative dividends (since the preferred shareholders forfeited more dividends than were accrued) from December 31, 1997 to September 30, 1998.

           The above restatement decreased net loss available to common shareholders for the nine months ended September 30, 1998 by $109,000 for the decrease in cumulative dividends (since the preferred shareholders forfeited more dividends than were accrued) from December 31, 1997 to September 30, 1998.

           Series C Preferred Beneficial Conversion Feature

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

10.    Subsequent Events

           In October 1999, the Company completed an additional offering of Series D Preferred Stock in the amount of 515 shares, for an aggregate purchase price of $500,000. The outstanding shares of Series D Preferred Stock are convertible into Common Stock pursuant to a formula. Each share of Series D Preferred Stock has a Stated Value of $1,000. The number of shares of Common Stock issuable upon the conversion of one share of Series D Preferred Stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion. The exact number of shares of Common Stock into which currently outstanding Series D Preferred Stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of the Company's Common Stock. Decreases in the trading price of the Company's Common Stock are likely to result in increases in the number of shares of Common Stock issuable upon conversion. The Company issued warrants to the holders of the Series D Preferred Stock enabling them to purchase a total of 23,333 shares of the Company's Common Stock. The warrants may be exercised at any time until September 30, 2004 at an exercise price of $1.82 per share.

           Subject to certain conditions, the same investors have also committed to purchase an additional $1 million in Series D Preferred Stock and another 25,000 warrants, following the effectiveness of a registration statement with respect to the shares of common stock issuable upon conversion of the Series D Preferred Stock issued in October 1999.



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


In accordance with the Company's business plan, the Company's efforts are currently focused primarily on the growth of the Motorcycle division through increasing its manufacturing capability and the expansion of the Company's independent dealer network. The Company expects that in future periods, an increasing proportion of the Company's revenues will be derived from the Motorcycle division, not withstanding general seasonal trends that it believes are characteristic of the motorcycle industry.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998:

Total revenues for the three months ended SEPTEMBER 30, 1999, were $8,478,000 as compared to $9,697,000 for the same quarter in 1998, representing a decrease of $1,219,000, or 13%.

After giving effect to the elimination of interdivisional charges of $1,254,000 revenues attributable to the Company's Motorcycle and Retail divisions for the three months ended September 30, 1999, were $5,846,000 and $2,632,000, respectively, as compared to $6,388,000 and $3,309,000 for the comparable period a year earlier.

The decrease in revenues in the Motorcycle division was primarily attributable to a decrease in units sold to 404 from 469 for the comparable period a year earlier, offset by selected price increases of the Company's products. The principal factor contributing to the reduction in unit sales, was a reduced number of units produced and available for sale during the quarter as the result of missed motorcycle shipments at the factory level as a result of poor vendor performance. Management also implemented several quality improvements and engineering changes.

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

The decrease in revenues in the Retail division was attributable to the discontinuation of operations of one Superstore in Deep Ellum, Texas, which was in operation during the comparable period in 1998, as well as a reduced number of units available for sale from the Motorcycle division of the Company. The Company's Superstores range in size from 5,000 to 12,000 square feet and sell a product line which consists primarily of new Ultra Cycles manufactured by the Company, and used Harley-Davidsons. The Company does not currently plan to open additional Company-owned Superstores.

Cost of goods sold for the three months ended September 30, 1999, was $6,996,000 (i.e. 83% of revenues) compared to $7,511,000 (i.e. 77% of revenues) for the comparable period a year earlier, representing a decrease of $515,000, or 7%. With revenues decreasing at a faster rate than cost of goods sold, the Company's gross margin declined to 17% from 23%, and gross profit decreased by $704,000, to $1,482,000 for the three months ended September 30, 1999, from $2,186,000 for the comparable period a year earlier.

Gross margins in the Motorcycle division were approximately 22% during the three months ended September 30, 1999, as compared to approximately 7% for the Retail division. Management believes that gross margins in the Motorcycle division should continue to improve with increases in production, as the Company expects to benefit from growing economies of scale, although no assurances can be given.

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

It is possible, although not yet certain as of the date of this report, that a portion of the charges and adjustments described above may relate back to the third quarter of 1998. If any of such charges or adjustments did in fact relate back to the second quarter of 1998, then the Company's gross margins for such quarter may have been different than previously reported by the Company. Consequently, the comparability of gross margins for the third quarters of 1998 and 1999, respectively, may be affected.

In order to prevent a reoccurrence of this situation, the Company has implemented new inventory control procedures, has employed additional management personnel with experience in inventory control matters, has upgraded its inventory control system and has implemented improved training procedures for existing Company personnel. The Company believes that such procedures will satisfactorily remedy the previous weaknesses in the Company's inventory control system noted in both the Company's internal investigation and the independent investigation commissioned by the Audit Committee.

Selling, general and administrative expenses were $1,808,000 (i.e. 21% of total revenues), for the three months ended September 30, 1999, compared to $1,226,000 (i.e. 13% of total revenues), for the three months ended September 30, 1998, representing an increase of $582,000, or 47%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The percentage increase in selling, general and administrative expenses was substantially higher due to the Company's move of corporate headquarters and manufacturing facility in 1999, increased salary expense due to the expansion of corporate administration and dealer support staff as well as an increase in advertising cost due primarily to marketing efforts in the Motorcycle division to expand and strengthen the dealer network and increase brand awareness.

Depreciation and amortization expense for the three months ended September 30, 1999, totaled $172,000 compared to $135,000 for the same period in 1998. The increase is primarily attributable to the additional equipment and tenant improvements acquired by the Motorcycle division and corporate headquarters upon the relocation to a new facility during 1999.

As a result of the foregoing, the Company's operating loss was $498,000 for the three months ended September 30, 1999, compared to operating income of $825,000 for the comparable period a year earlier.

Interest expense decreased to $193,000, from $208,000 for the three months ended September 30, 1998. The decrease is attributable to interest earned on savings instruments.

There is no provision for income taxes in 1999. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

For the three-month period ended September 30, 1999, the Company reported net loss of $686,000, before Preferred Stock Dividends and Beneficial Conversion Feature, compared to net income of $613,000, before Preferred Stock Dividends and Beneficial Conversion Feature, for the comparable period a year earlier. Net Loss available to Common Shareholders after the Preferred Stock Dividends and Beneficial Conversion Feature was $615,000 compared to Net Income of $883,000, for the comparable period a year earlier. The decreased profitability is the result of the aforementioned decrease in unit production and unit sales due to poor vendor performance, as well as increased selling, general, and administrative costs during the quarter ended September 30, 1999.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

Total revenues for the nine months ended September 30, 1999, were $27,108,000 as compared to $22,696,000 for the same quarter in 1998, representing an increase of $4,412,000, or 19%.

After giving effect to the elimination of interdivisional charges of $3,123,000, revenues attributable to the Company's Motorcycle and Retail divisions for the nine months ended September 30, 1999, were $18,108,000 and $9,000,000, respectively, as compared to $13,294,000 and $9,402,000 for the comparable period a year earlier.

The increase in revenues in the Motorcycle division was primarily attributable to an increase in units sold to 1,237 from 1,068 for the comparable period a year earlier, as well as selected price increases of the Company's products. The increase in units sold was primarily attributable to the introduction of two new popular ST model motorcycles.

The decrease in revenues in the Retail division was attributable to the closing of the Superstore in Deep Ellum, Texas, which was in operation during the comparable period in 1998, offset in part by the operations of a new Superstore in Conover, North Carolina. In January 1999, the Company assumed the operation of a store in Conover, North Carolina formerly operated by one of the Company's ex-franchisees. The Company's Superstores range in size from 5,000 to 12,000 square feet and sell a product line which consists primarily of new Ultra Cycles manufactured by the Company, and used Harley-Davidsons. The Company does not currently plan to open additional Company-owned Superstores.

Cost of goods sold for the nine months ended September 30, 1999, was $21,226,000 (i.e. 78% of revenues) compared to $18,205,000 (i.e. 80% of revenues) for the comparable period a year earlier, representing an increase of $3,021,000, or 17%. With revenues rising at a faster rate than cost of goods sold, the Company's gross margin improved to 22% from 20%, and gross profit increased by $1,391,000, to $5,882,000 for the nine months ended September 30, 1999, from $4,491,000 for the comparable period a year earlier.

The increase in gross margins is due to the increased production in the Company's Motorcycle division, which permitted improved cost efficiencies, as well as selected price increases of the Company's products. Gross margins in the Motorcycle division were approximately 28% during the nine months ended September 30, 1999, as compared to approximately 9% for the Retail division. Management believes that gross margins in the Motorcycle division should continue to improve with increases in production, as the Company expects to benefit from growing economies of scale, although no assurances can be given.

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

It is possible, although not yet certain as of the date of this report, that a portion of the charges and adjustments described above may relate back to the nine month period of 1998. If any of such charges or adjustments did in fact relate back to the nine month period of 1998, then the Company's gross margins for such period may have been different than previously reported by the Company. Consequently, the comparability of gross margins for the first half of 1998 and 1999, respectively, may be affected.

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

Selling, general and administrative expenses were $5,122,000 (i.e. 19% of total revenues), for the nine months ended September 30, 1999, compared to $3,559,000 (i.e. 16% of total revenues), for the nine months ended September 30, 1998, representing an increase of $1,563,000, or 44%. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The percentage increase in selling, general and administrative expenses was due to the Company's move of its corporate headquarters and manufacturing facility, increased salary expense due to the expansion of corporate administration and dealer support staff as well as an increase in advertising cost due primarily to marketing efforts in the Motorcycle division to expand and strengthen the dealer network and increase brand awareness.

Depreciation and amortization expense for the nine months ended September 30, 1999, totaled $499,000 compared to $380,000 for the same period in 1998. The increase is primarily attributable to the depreciation recorded on the additional assets acquired by the Motorcycle division and corporate headquarters upon the relocation of these operations to a new facility.

As a result of the foregoing, the Company's operating income was $261,000 for the nine months ended September 30, 1999, as compared to an operating income of $552,000 for the comparable period a year earlier.

Interest expense increased by $180,000, from $414,000 for the nine months ended September 30, 1998, to $594,000 for the nine months ended September 30, 1999. The increase is attributable to interest on a note payable received in October 1998, as well as an increase in capital lease obligations.

There is no provision for income taxes in 1999. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

For the nine-month period ended September 30, 1999, the Company reported net loss of $325,000, before Preferred Stock Dividends and Beneficial Conversion Feature, compared to a net income of $115,000, before Preferred Stock Dividends and Beneficial Conversion Feature, for the comparable period a year earlier. Net Loss available to Common Shareholders after the Preferred Stock Dividends and Beneficial Conversion Feature was $643,000, compared to $1,112,000, for the comparable period a year earlier. The decreased profitability is the primarily attributable to the aforementioned increases in selling, general, and administrative expense.

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

Historically, the Company has addressed its liquidity and working capital needs primarily through private equity placements and secured debt-financing arrangements with lenders. The Company has relied on term loans from several lenders which include a three-year term loan in the amount of $4.5 million which the Company obtained from Tandem Capital of Nashville, Tennessee in June 1998, and a $300,000 bridge loan which it obtained in October

1998 from MD Strategic L.P. ("MD Strategic"), of which Donald Duffy, a director of the Company, is a member of the general partner.

In February 1999, the Company completed a private placement of 1,545 shares of Series D Convertible Preferred Stock, which generated approximately $1,367,000 in cash, net of associated costs. In October 1999 the investors in the Series D Preferred Stock Offering purchased an additional $500,000 of Series D Preferred Stock and a total of 23,333 additional warrants. Subject to certain conditions, the same group of investors have also committed to purchase an additional $1 million in Series D Preferred Stock and another 25,000 warrants following the effectiveness of a registration statement with respect to the shares of common stock issuable upon conversion of the Series D Preferred Stock issued in October 1999.

The Company will require additional outside sources of capital to continue to expand its manufacturing operations. The Company is currently negotiating an inventory-based and receivables-based line of credit of up to $10 million which will be used to pay off part, or all, of its existing indebtedness to expand the manufacturing capabilities of its motorcycle division and working capital needs. Management believes that such a credit facility, combined with the proceeds of Series D Preferred Stock offerings, would provide the Company with sufficient working capital for the current year. If the Company does not obtain such a credit facility, the Company will be unable to meet its expansion goals unless it obtains other debt or equity financing on acceptable terms. The Company is continually in discussions with lenders and potential equity partners regarding funding options to fuel the Company's growth strategy.

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

Cash used in operating activities totaled $103,000 for the nine months ended September 30, 1999, as compared to cash used in operating activities of $6,428,000 for the same period in 1998. Significant working capital changes included a decrease in accounts receivable of $2,427,000, a decrease in inventories of $2,830,000 offset by an increase in accounts payable of $497,000, and an increase in accrued expenses of $593,000.

Cash used in investing activities totaled $603,000 for the nine months ended September 30, 1999, as compared to cash used in investing activities of $181,000 during the prior year's period. The increase is primarily the result of furniture, equipment and tenant improvement purchases for the relocated manufacturing facility and corporate headquarters.

Cash provided by financing activities totaled $511,000 for the nine months ended September 30, 1999, as compared to cash provided by financing activities of $6,150,000 during the prior year's period. Net proceeds from the issuance of preferred stock totaled $1,367,000 for the period ended September 30, 1999, as compared to $3,075,000 for the same period in 1998.

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

Assuming that revenues generated by its Superstores do not materially decline, the Company does not believe that working capital from external sources will be needed for its Retail division. The Company does not currently plan to open additional Company-owned Superstores.

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

SEASONALITY

Generally, the Company's Motorcycle division exhibits a moderate level of seasonality as dealer demand for motorcycles tends to increase in the months of February through September as motorcycle sales are greatest in the spring and summer months. The Company's Retail division also experiences seasonality in the months of February through September due to the peak in the riding season in the spring and summer.

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

Based on a recent assessment, the Company believes that the software and hardware used in its Motorcycle division and corporate headquarters are Year 2000 compliant. The Company has completed its review of the software and hardware of its Retail division and has determined that it may be required to modify and replace certain portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999, however, it has not implemented the required changes. The Company's computer systems are entirely "PC" based utilizing "off-the-shelf" software produced by a limited number of major software suppliers.

The Company has initiated formal communications with all of the significant suppliers of its information technology ("IT") and non-IT systems in order to receive assurances that both its IT and non-IT systems are Year 2000 compliant. Based upon the responses received, the Company has successfully completed test transactions on all of its systems to confirm the Year 2000 operability of such systems.

The Company has received written verification from all of its significant and large suppliers to the effect that their systems are Year 2000 compliant. In any event, however, the Company has a relatively small number of suppliers, and it believes that to the extent any such suppliers are not year 2000 compliant, alternative vendors are available to the Company.

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

The Company will continue to monitor Year 2000 issues throughout the remainder of 1999, and into 2000, to ensure that any additional or previously unidentified issues are properly addressed. The Company is currently developing contingency plans, primarily for its Retail division, relating to its critical business systems and processes. These plans are expected to be complete by mid-December 1999.

                           PART II - Other Information

Item 1 - Legal Proceedings

On October 1, 1999, Cana Capital Corp. ("CCC") filed suit against the Company in the County Court for the Fourth Judicial Circuit for Duval County, Florida, case number 99-1438-CA, in order to recover the balance owing on a flooring credit agreement with the Company. CCC is owned by Bruce Scott, who served on the board of directors of Bikers Dream from July 1998 until he resigned in August 1999. CCC provided floor financing for four of Bikers Dream's stores from May 1998 until approximately April 1999. In March 1999, Mr. Scott caused notice to be sent to Bikers Dream that CCC would no longer provide such financing and demanded payment of the outstanding balance of approximately $1.5 million then outstanding under the line. Bikers Dream has paid down the balance of the loan substantially since April 1999. It estimates the principal balance remaining to be $344,560. CCC also contends that the Company sold motorcycles "out-of-trust," which were covered by the flooring agreement. In addition to seeking monetary damages, CCC is seeking recovery of possession of the remaining motorcycles covered by the flooring agreement.

The Company has potential offsets against CCC which exceed any sums owed to CCC. It has not yet been decided whether these offsets will be asserted in a cross-complaint or counter-claim in the CCC lawsuit, or included as additional causes of action in a separate suit which Bikers Dream intends to file in federal court in California against Mr. Scott and his corporate entities for various contract and tort damages, including breach of Mr. Scott's fiduciary duties as a board member of the Company.

Three motorcycle dealerships owned by Mr. Scott have filed individual actions for claims of $33,724 in the aggregate in Florida state court against the Company's subsidiary, Ultra Acquisition Corporation, seeking recovery for warranty repairs made by those stores to Ultra motorcycles. Ultra disputes the amounts claimed by these stores and, in fact, claims its accounts receivable for parts shipped to those stores exceeds the amounts it owes in warranty claims.

The Company is also involved from time to time in litigation arising out of its operations in the normal course of business. As of the date of this report, in the opinion of the Company's management, liability, if any, under these actions is adequately covered by insurance or will not have a material effect on the Company's financial position or results of operations.

See "Item 3. -- Legal Proceedings" included in the Company's latest Form 10-KSB/A for a complete discussion.

Item 2 - Changes in Securities and Use of Proceeds

In September 1999, the Company issued a total of 8,000 options to Directors at an exercised price of $1.75 pursuant to the terms of the Company's option plan adopted in September 1998.

In October 1999 the investors in the Series D Preferred Stock Offering purchased an additional $500,000 of Series D Preferred Stock and a total of 23,333 additional warrants as approved by the Company's shareholders at the Company's Annual Meeting of Stockholders on September 23, 1999. The investors in the October 1999 offering purchased $1.5 million of Series D Preferred Stock in February 1999. Each share of Series D Preferred Stock has a Stated Value of $1,000 and is convertible into Common Stock of the Company. The number of shares of Common Stock issuable upon the conversion of one share of Series D Preferred Stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion.

           The exact number of shares of Common Stock into which the 2,030 currently outstanding shares of Series D Preferred Stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of the Company's Common Stock. Decreases in the trading price of the Company's Common Stock are likely to result in increases in the number of shares of Common Stock issuable upon conversion.

           In connection with the October 1999 offering, the Company issued warrants to the holders of the Series D Preferred Stock enabling them to purchase a total of 23,333 shares of the Company's Common Stock. The warrants may be exercised at any time until September 30, 2004 at an exercise price of $1.82 per share. These investors were previously granted a total of 60,000 warrants at an exercise price of $4.125 per share, expiring February 5, 2004, in connection with the Series D Preferred Stock offering which took place in February 1999.

           The investors in the October 1999 Series D Preferred Stock offering have committed to purchase an additional $1 million in Series D Preferred Stock and another 25,000 warrants following the effectiveness of a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series D Preferred Stock issued in October 1999.

           In October 1999, the Company issued 21,112 shares of Common Stock to a holder of Series D Preferred Stock upon the election of such holder to convert 30 shares of Series D Preferred Stock into Common Stock.

           In November 1999, the Company issued to an outside consultant options to purchase 100,000 shares of the Company's common stock at an exercise price of $2.625 per share. Said options vest on January 8, 2000, subject to the terms and conditions of the agreement pursuant to which said options were issued.

 The issuance of the securities described in this Item 2 were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that such transactions were exempt from registration under the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3 - Defaults Upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders was held on September 23, 1999 The stockholders took the following actions at the meeting:

           1. Elected Herm Rosenman, Donald J. Duffy, Humbert Powell, III and John Russell to the Company's Board of Directors by the votes in favor and against and the number of votes abstaining as set forth below, with no broker non-votes:

   NAME                      IN FAVOR          AGAINST      ABSTAINING
   ----                      --------          -------      ----------
Herm Rosenman                4,428,103            --          45,182
Donald J. Duffy              4,430,758            --          42,428
Humbert Powell, III          4,430,458            --          42,728
John Russell                 4,430,558            --          42,628

           2. Approved, by the vote of 2,366,571 in favor and 108,812 against, with 11,483 abstaining and 1,986,020 broker non-votes, the authorization and ratification of: (i) the issuance and sale in private placements of up to 3,090 shares of the Company's Series D 5% Cumulative Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") and Common Stock Purchase Warrants to purchase up to 125,000 shares of Common Stock ("Warrants"), (ii) the issuance of that number of shares of the Company's Common Stock, no par value ("Common Stock"), issuable upon conversion of the Series D Preferred Stock being approved for issuance, based on the conversion formula set forth in the

Certificate of Determination governing the Series D Preferred Stock, (iii) the issuance of the maximum number of shares of Common Stock issuable upon exercise of the Warrants in accordance with their terms; and (iv) the issuance of Series D Preferred Stock, in accordance with the terms of the Certificate of Determination governing the Series D Preferred Stock, as a dividend upon all shares of Series D Preferred Stock being approved for issuance.

           3. Ratified the selection by the Company's Board of Directors of Singer, Lewak, Greenbaum, and Goldstein as the Company's Independent auditors for the fiscal year 1999 by the vote of 3,905,138 in favor and 447,477 against, with 18,376 abstaining and no broker non-votes.

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

           3.2       Bylaws, as amended, of Bikers Dream, Inc.(1)

           4.1       Form of Certificate of Common Stock of Bikers Dream,
                     Inc.(6)

           4.2       Articles of Incorporation of the Company, as amended
                     (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and
                     3.1.6)

           4.3       By-laws, as amended, of the Company (included as Exhibit
                     3.2).

           10.1 Amended and Restated $300,000 18% unsecured Promissory Note with MD Strategic L.P.

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

(b)        Reports on Form 8-K

           No reports were filed by the Company during the quarter ended September 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 22, 1999                      Bikers Dream, Inc.


                                               By: /s/ Herm Rosenman
                                                  ------------------------------
                                                  Herm Rosenman,
                                                  (Chief Executive Officer
                                                  Principal Executive Officer)


                                               By: /s/ Michael J. Fisher
                                                  ------------------------------
                                                  Michael J. Fisher
                                                  (Chief Financial Officer)

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

           3.2        Bylaws, as amended, of Bikers Dream, Inc.(1)

           4.1        Form of Certificate of Common Stock of Bikers Dream,
                      Inc.(6)

           4.2        Articles of Incorporation of the Company, as amended
                      (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and
                      3.1.6)

           4.3        By-laws, as amended, of the Company (included as Exhibit
                      3.2).

           10.1       Amended and Restated $300,000 18% unsecured Promissory
                      Note with MD Strategic L.P.

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