Form 10KSB40
period 1999-12-31
BIKERS DREAM INC
filed 2000-04-14
CIK 805907

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                   FORM 10-KSB
                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ________________

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

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year. The issuer had revenues of $22,308,983 for the fiscal year ended December 31, 1999.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). The aggregate market value of the voting and non-voting common equity held by non-affiliates on April 11, 2000 was approximately $5,157,646 based on the closing price of the Company's Common Stock on the Nasdaq SmallCap Market on that date.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 10, 2000, 8,947,493 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

           Transitional Small Business Disclosure Format (check one):

                                 Yes [X] No [ ]

================================================================================

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

        In September 1996, the Company formed a joint venture with Mull Acres Investments, Inc. ("MAI"), whose Ultra Kustom Cycles division in Riverside, California manufactured custom V-twin motorcycles and show-bikes. The joint venture was formed to act as the exclusive distributor of Ultra Kustom Cycles with exclusive rights to all direct retail sales of Ultra Kustom Cycles in Southern California, Sacramento, California, and Dallas, Texas. In February 1997, the Company, through its wholly owned subsidiary, Ultra Acquisition Corporation, a Nevada corporation, purchased from MAI certain assets, including equipment and inventory, of MAI's Ultra Kustom Cycles and Ultra Kustom Parts divisions that had been used in connection with the manufacture, distribution and sale of motorcycles and motorcycle parts and accessories.

        Prior to January 31, 2000, the Company operated in two divisions:
Motorcycle Manufacturing and Distribution, whose business is described below under the caption "Business of Bikers Dream," and Retail Stores (the "Retail Division"). On January 31, 2000, the Company sold to V-Twin Holdings, Inc. ("V-Twin") the assets related to the operation of the Retail Division. The Retail Division sold motorcycles, after-market parts and accessories and performed service work on motorcycles at five Superstores in Santa Ana, Sacramento and San Diego, California, Dallas, Texas, and Conover, North Carolina, licensed the Company's intellectual property and use of its business model and operating manuals to approximately 16 independently owned Bikers Dream Superstores, and operated an e-commerce site for the sale of motorcycle parts, accessories and apparel. The assets sold included all fixed assets, inventory and equipment used in the Retail Division, the right to operate the Retail Division under the assumed name "Bikers Dream", all intellectual property assets relating to the Retail Division, the right to use the domain name "bikers-dream.com", all rights under license agreements with independently owned Bikers Dream Superstores, and rights under real property leases and equipment leases. The sale of the Retail Division will enable the Company to focus on strengthening its core motorcycle manufacturing business.

BUSINESS OF BIKERS DREAM

        After the sale of the Retail Division as described above under the caption "General Business Development", the Company's business consists solely of the Company's Motorcycle Manufacturing and Distribution division, which is operated through the Company's wholly-owned subsidiary, Ultra Motorcycle Company, a Nevada corporation formerly known as Ultra Acquisition Corporation. The Company designs and manufactures "V" twin powered heavyweight cruiser motorcycles at an assembly facility in Mira Loma, California. Marketing, sales and administrative offices are also located in Mira Loma, California.

        The Company currently offers eleven models under the Ultra Cycles name: the "Groundpounder", the "Jackhammer", the "Patriot", the "Legacy", the "Cruiser", the "Wide Series" I & II, the "Groundpounder ST", the "Jackhammer ST", the "Fatpounder" and the "Avenger." All Ultra Cycles models emphasize customized features, including polished or painted 96 and 113 cubic inch high performance S&S motors, custom gas tanks, fenders and paint schemes, and chrome and billet aluminum accessories, as standard equipment. Additional product differentiation is added through the use of popular colors and designs. These features and benefits all combine to present an image that differentiates the rider from the Harley-Davidson consumer. The Company introduced a four-year, unlimited mileage warranty for all models on April 1, 1998.

        The Company also sells under its Ultra Kustom Parts label a variety of customized parts, replacement parts and motorcycle accessories, as well as apparel and novelty items. These product categories are continually being developed and enhanced.

        Distribution of Products; Dealer Network. The Company distributes motorcycles, Ultra Kustom Parts and its other products through a distribution network of approximately 81 independent licensed Ultra Cycles dealers, of which approximately 50 are active. The Company's Ultra Cycles dealers include the five Bikers Dream Superstores formerly owned by the Company which were sold in connection with the sale of the Retail Division in January 2000. The Company markets its dealer programs primarily at trade shows and consumer-directed gatherings and rallies, and through advertising in motorcycle and specialty magazines. The Company provides dealers with product training and other operational assistance. The Company also sells its Ultra Kustom Parts, apparel and novelty items through the Company's catalogue and Internet site.

        Market for Company's Products. According to the Motorcycle Industry Council's Retail Sales Report dated December 1999, 515,468 motorcycles were sold in the United States last year. The largest segment of this market is the "on-highway" segment, which was comprised of 340,208 units, or 66% of the total motorcycle market. Within the on-highway segment are four categories: cruiser, standard, sportbike and touring. The Company competes in a niche of the "cruiser" segment where Harley-Davidson is the market leader with unit sales of 94,870, representing a 51.6% market share of that segment. The Company's motorcycles fall within the "cruiser" category, which is also referred to by the Motorcycle Industry Council as the "heavy cruiser" or "cruiser over 900 cc" category. This category had sales in 1999 of 122,269 units, or 23.7% of the total motorcycle market of 515,468 units sold and 35.9% of the on-highway segment of the market of 340,208 units sold.

        The Company's marketing efforts are focused on dealer promotions, customer events, magazines, television, and cooperative programs with Ultra Cycles dealers. In 1999, the Company also advertised on the "Speedvision" motorsport cable network. The Company also participates in special promotional events and in most major motorcycle consumer shows and rallies.

        The Company maintains an e-commerce web site at "ultracycles.com" which provides information about the Company and its operations, dealer locations, and the Company's Ultra Cycles, Ultra Kustom Parts and other accessories. The site also enables consumers to make purchases of Ultra Kustom Parts and other accessories over the Internet. In addition, consumers located outside territories covered by Ultra Cycle dealers are able to purchase motorcycles online. However, the web site is not currently advertised and the amount of revenue and profits derived from sales on the site during the 1999 fiscal year were not material in amount. Currently, the Company does not contemplate making any changes to its web site.

        Competition. The U.S. heavyweight cruiser motorcycle market, as defined in the Motorcycle Industry Council's Retail Sales Report dated December 1999, is highly competitive and dominated by competitors that are larger than the Company. These larger competitors generally have substantially greater financial and marketing resources than those of the Company. Many of the Company's principal competitors have greater sales volume than the Company, have a larger number of distribution outlets and dealers, and are more diversified than the Company.

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

        Within the Company's market niche, there are other competitors which are larger than the Company, well financed and have a growing number of dealers. These competitors offer a product that is traditional or nostalgic in style. Other competitors within the Company's market niche are the same size or smaller than the Company and offer products that are similar to the "cutting edge"/chopper style used by the Company. These competitors generally have lower production levels and higher selling prices than the Company.

        There can be no assurance that the Company's competitors within the Company's market niche will not expand their product lines or manufacturing operations, or that other motorcycle manufacturers will not enter this market.

MATERIALS AND SUPPLIERS

        The principal suppliers of the Company, and the parts purchased from these suppliers are identified in the table below:

      VENDOR                     CITY AND STATE                   PARTS PURCHASED
      ------                     --------------                   ---------------
S&S                             Viola, WI                     Motors

Custom Chrome                   Morgan Hill, CA               Frames,  wheels,  oil tanks
                                                              and miscellaneous parts

Performance Machine             La Palma, CA                  Brake calipers

Drag Specialties                Janesville, WI                Miscellaneous parts

Tucker Rocky                    Fort Worth, TX                Tires

Zodiac Enterprises              Hong Kong, China              Tanks & Fenders

West Coast Batteries            Windsor, CA                   Batteries

        The Company can obtain components from vendors other than those listed above, in some cases at a substantial increase in cost to the Company. However, increased demand for motorcycle parts, brought on by the entrance of new competitors to the original equipment manufacture (OEM) segment of the industry, has increased competition among current vendors and allowed new vendors to enter the market. As a result, the Company is actively pursuing expansion of its vendor base and intends to improve the quality and lower the cost of its product.

RESEARCH AND DEVELOPMENT

        The Company has not expended a material amount during each of the past two fiscal years on research and development efforts. The Company expended approximately $20,600 and $23,700 in 1998 and 1999, respectively, on materials used in research and development efforts. The Company also relies on skilled in-house technicians and engineers to develop new products.

PATENTS, LICENSES AND TRADEMARKS

        The Company has no patents issued and has several patents pending that relate to performance oriented motorcycle components. In connection with the sale of the Retail Division in January 1999, the Company assigned to V-Twin Holdings, Inc. the Company's rights to the registered service mark "Bikers Dream", as well as the Company's rights under license agreements with operators of approximately 16 independently owned Bikers Dream Superstores. The Company actively promotes national brand recognition for the Ultra Cycles name by entering into strategic marketing and promotional agreements. In 1999, the Company had marketing programs and advertising programs with the "Speedvision" cable network and Castrol Motor Oil. The Company has also assisted suppliers with the development of products for use by the Company.

REGULATION

        The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Federal and state authorities have various environmental control requirements relating to air and noise pollution which affect the business and operations of the Company. The Company's motorcycles are subject to certification by the U.S. EPA for compliance with applicable emissions and noise standards and by the state of California Air Resources Board with respect to more stringent emissions standards. The Company's motorcycle products also must comply with the National Highway Traffic Safety Administration's standards. Management believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state and local laws and regulations. As the Company generally utilizes in the manufacture of its motorcycles components which have already been designed by third-party vendors, management believes that the cost of compliance with environmental regulations is already factored into the cost of such components. Therefore, the Company's internal cost of compliance with environmental regulations is not material in amount.

EMPLOYEES

        As of April 7, 2000, the Company had 94 employees, all of which are full time.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's motorcycle assembly operations and executive offices are located in a 56,200 square foot facility in Mira Loma, California. The Company leases the premises at a current monthly rent of $19,670, which shall increase to $21,356 per month commencing March 2001. The lease expires in 2004. In the opinion of the Company's management, the facilities are adequately covered by insurance.

        As of December 31, 1999, the Company also leased properties at the locations listed below in connection with the operation of the Company's five owned Superstores. A sixth store located in Dallas, Texas, was closed in 1999. In connection with the sale of its Retail Division on January 31, 2000, the Company assigned its interest in these leases to V-Twin Holdings, Inc. However, the Company remains liable on the leases until their expiration.

                                                            SQUARE       LEASE     APPROXIMATE
LOCATION                        PRIMARY FUNCTION             FEET       EXPIRES   MONTHLY RENT
--------                        ----------------            ------      -------   ------------
Sacramento, CA............      Retail Superstore           10,480        2000      $ 3,900
San Diego, CA.............      Retail Superstore           6,935         2001      $ 5,710
Santa Ana, CA.............      Retail Superstore           12,107        2003      $13,900
Conover, NC...............      Retail Superstore           7,000         2001      $ 2,300
Dallas, TX(1).............      Retail Superstore           5,000         2001      $ 2,500
Farmers Branch, TX........      Retail Superstore           10,000        1999      $ 9,400

-------------
(1) The Dallas store was closed prior to the sale of the Retail Division and prior to the end of the year.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved from time to time in litigation arising out of its operations in the normal course of business. As of the date of this report, except as set forth below, in the opinion of the Company's management, liability, if any, under these actions is adequately covered by insurance or will not have a material effect on the Company's financial position or results of operations.

        As described in the Company's report on Form 8-K dated January 31, 2000, James and Susan Kinnicutt (the "Kinnicutts") filed an action against the Company on August 20, 1998 in Sacramento Superior Court, Sacramento County, California, or breach of contract, fraud, slander, wrongful termination and gender discrimination in connection with the Company's repurchase of a Bikers Dream franchise which the Kinnicutts had purchased in 1994. At the time the Kinnicutts had purchased the franchise, the Company had failed to strictly comply with the requirements of California's Franchise Investment Law. Thereafter, the Kinnicutts elected to rescind their franchise agreement, and the parties entered into an asset purchase agreement, pursuant to which the Company agreed to repurchase the franchise and its assets. The agreement required the Company to pay off an SBA loan which the Kinnicutts had obtained to finance the opening of the franchise and to assume the franchise's lease. In conjunction with the repurchase of the franchise, the Company retained Mr. and Mrs. Kinnicutt as managers of the store. In August, 1997, the Kinnicutts were terminated as employees of the store, due to their poor performance, and they subsequently filed the action described in this paragraph.

        The case was tried before a jury in December 1999, and the jury found in favor of the Kinnicutts on the breach of contract and fraud causes of action. The jury rendered verdicts for compensatory damages against the Company of over $283,000.00. In January 2000, following a trial on the bifurcated issue of punitive damages, the jury awarded $400,000.00 in punitive damages against the Company and lesser amounts against two of its former employees. On March 20, 2000, the court entered a judgment against the Company in the amount of $683,601.

        There is currently in effect a stay which would prevent enforcement of this judgment against the Company until ten days after the last day on which the Company may file an appeal. Currently, the stay will expire on May 29, 2000. The Company is in the process of filing certain post trial motions, one of which, if granted, may strike that portion of the judgment based on a finding of fraud, leaving only that portion of the judgment based on a finding of breach of contract. This would have the effect of reducing the amount of the judgment to approximately $70,000, which amount has already been set aside by the Company for payment. The court may also grant the Company a new trial.

        These post trial motions may have the effect of extending the time for appeal, which in turn may extend the stay of the enforcement of the judgment beyond May 29, 2000. If an appeal bond is posted, enforcement of the judgment will be stayed during the pendency of an appeal. The Company's insurance carrier recently has informed the Company that it will not post an appeal bond to stay enforcement of the judgment after the expiration of the original stay period. It is uncertain at this time whether the Company will be able to post the appeal bond and if it cannot post the appeal bond, what effect the unsatisfied portion of any judgment may have on the Company. If the Company is required to pay the judgment in the Kinnicutt case, the Company's ability to continue to operate its business may be materially impaired. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been traded since July 30, 1998 on The Nasdaq SmallCap Market under the symbol "BIKR". Prior to such date, the Company's Common Stock was traded in the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the same symbol. The following table reflects the high and low bid prices of the Company's Common Stock, as reported by the OTC Bulletin Board, from January 1, 1998 to July 30, 1998, and the high and low closing sales prices of the Company's Common Stock, as reported by The Nasdaq Stock Market, from July 30, 1998 through December 31, 1999, in each case as adjusted for the reverse split of the Company's Common Stock effected on February 5, 1998. The bid prices shown in the following table are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. The high and low prices for the third quarter of 1998 occurred after July 30, 1998, and therefore the prices shown are the high and low closing sales prices.

1998                                                     Low      High
----                                                    -----    -----
First Quarter.......................................... $4.00    $4.20
Second Quarter......................................... $4.00    $4.44
Third Quarter.......................................... $2.63    $5.34
Fourth Quarter......................................... $2.53    $6.84

1999
----
First Quarter.......................................... $2.9062  $4.25
Second Quarter......................................... $2.6875  $3.50
Third Quarter.......................................... $1.625   $2.9685
Fourth Quarter......................................... $0.5312  $2.00

        To date, the Company has not paid any cash dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.

        As of March 17, 2000, there were 1,308 shareholders of record of the Company's Common Stock.

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

    DATE     TITLE                      AMOUNT     CONSIDERATION                PURCHASER
    ----     -----                      ------     -------------                ---------
  12/29/99   Common Stock issued        38,988     (1)                       Private investor
             upon conversion of 20
             shares of Series D
             Preferred Stock

  12/29/99   Common Stock issued        58,481     (1)                       Private investor
             upon conversion of 30
             shares of Series D
             Preferred Stock

  12/31/99   Common Stock issued       194,938     (1)                       Private investor
             upon conversion of 100
             shares of Series D
             Preferred Stock

  12/31/99   Common Stock issued       194,938     (1)                       Private investor
             upon conversion of 100
             shares of Series D
             Preferred Stock

   1/5/00    Common Stock issued        58,481     (1)                       Private investor
             upon conversion of 30
             shares of Series D
             Preferred Stock

   2/9/00    Common Stock issued        91,103     (1)                       Private investor
             upon conversion of 50
             shares of Series D
             Preferred Stock

  2/10/00    Common Stock issued        85,815     (1)                       Private investor
             upon conversion of 45
             shares of Series D
             Preferred Stock

  2/14/00    Common Stock issued       343,259     (1)                       Private investor
             upon conversion of 180
             shares of Series D
             Preferred Stock

  2/21/00    Common Stock issued       417,976     (1)                       Private investor
             upon conversion of 222
             shares of Series D
             Preferred Stock

  2/21/00    Common Stock issued       313,483     (1)                       Private investor
             upon conversion of
             166.5 shares of Series
             D Preferred Stock

  2/23/00    Common Stock issued       511,919     (1)                       Private investor
             upon conversion of
             284.75 shares of Series
             D Preferred Stock

  2/23/00    Common Stock issued       513,933     (1)                       Private investor
             upon conversion of
             284.75 shares of Series
             D Preferred Stock

  2/23/00    Common Stock issued       398,874     (1)                       Private investor
             upon conversion of 220
             shares of Series D
             Preferred Stock

  2/23/00    Common Stock issued        26,777     (1)                       Private investor
             upon conversion of 15
             shares of Series D
             Preferred Stock

    DATE     TITLE                      AMOUNT     CONSIDERATION                PURCHASER
    ----     -----                      ------     -------------                ---------
  2/23/00    Common Stock issued        35,701     (1)                       Private investor
             upon conversion of 20
             shares of Series D
             Preferred Stock

   3/6/00    Common Stock issued       131,776     (1)                       Private investor
             upon conversion of 75
             shares of Series D
             Preferred Stock

  3/10/00    Common Stock issued       184,728     (1)                       Private Investor
             upon conversion of
             118.75 shares of Series
             D Preferred Stock

  3/10/00    Common Stock issued       106,170     (1)                       Private Investor
             upon conversion of
             68.25 shares of Series
             D Preferred Stock

(1) In February 1999, the Company completed an offering of 1500 shares of Series D Preferred Stock. In October 1999, the investors in the February 1999 offering purchased an additional 500 shares of Series D Preferred Stock. In connection with the February and October 1999 offerings, the Company issued an additional 60 shares of Series D Preferred Stock in payment of placement agent fees. Each share of Series D Preferred Stock had a stated value of $1,000. As of March 10, 2000, all previously issued and outstanding shares of Series D Preferred Stock, having an aggregate stated value of $2,060,000, plus accrued and unpaid dividends on such shares, were converted into a total of 3,728,452 shares of Common Stock. The number of shares of Common Stock issued upon the conversion of each share of Series D Preferred Stock was calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion.

    The holders of the Series D Preferred Stock were granted warrants to purchase a total of 83,333 shares of the Company's Common Stock, all of which remain outstanding as of the date hereof. Of this number, 60,000 may be exercised at any time prior to February 5, 2004 at an exercise price of $4.125 per share. The remaining 23,333 may be exercised at any time until September 30, 2004 at an exercise price of $1.82 per share.

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

GENERAL

        From 1990 until 1996, the Company operated primarily as a motorcycle superstore retailer. Prior to 1997 the Company was attempting to establish a network of franchised Bikers Dream stores, but suspended such efforts at the end of 1996. In 1997 the Company established its Motorcycle Manufacturing and Distribution ("Motorcycle") division by completing the acquisition of the motorcycle and parts manufacturing assets of Ultra Kustom Cycles (see Item 1 -- "Description of Business -- General Business Development"). Since the acquisition of the

Motorcycle Division, the Company has devoted a significant amount of resources to restructuring and repositioning the Company from a retailer to a premier custom motorcycle manufacturer and distributor.

        Between 1997 and 1999, the Company operated two divisions: Motorcycle and Retail Stores (the "Retail Division"). The Retail Division sold motorcycles, after-market parts and accessories and performed service work on motorcycles at five Superstores in Santa Ana, Sacramento and San Diego, California, Farmers Branch, Texas, and Conover, North Carolina, licensed the Company's intellectual property and use of its business model and operating manuals to approximately 16 independently owned Bikers Dream Superstores, and operated an e-commerce site for the sale of motorcycle parts, accessories and apparel. On January 31, 2000, the Company sold to V-Twin Holdings, Inc. ("V-Twin") the assets related to the operation of the Retail Division. The assets sold included all fixed assets, inventory and equipment used in the Retail Division, the right to operate the Retail Division under the assumed name "Bikers Dream", all intellectual property assets relating to the Retail Division, the right to use the domain name "bikers-dream.com", all rights under license agreements with independently owned Bikers Dream Superstores, and rights under real property leases and equipment leases. The sale of the Retail Division will enable the Company to focus on strengthening its core motorcycle manufacturing business.

RESULTS OF OPERATIONS

        During 1999, the Company conducted its operations through two operating divisions: Motorcycle and Retail. The Motorcycle division manufactures large displacement "V" twin powered heavyweight cruiser motorcycles at the Company's Mira Loma, California facility. Prior to its sale in January 2000, the Retail Division sold new and used motorcycles, parts and accessories through the Company's five owned Superstores.

        The Company's operations are impacted by general seasonal trends that it believes are characteristic of the motorcycle industry. The Company historically has not been affected by seasonal trends because it began manufacturing operations in February 1997, and by the fall and winter months of 1997 and early 1998, had sufficient dealer demand to absorb all of the production the Company was able to achieve at that time. In 1998 and 1999, however, production was substantially increased to a point that the Company expects some effect due to seasonal trends. The Company therefore expects higher revenues to occur in the second and third quarters in future years.

        As noted above, in January 2000, the Company sold to V-Twin Holdings, Inc. the assets related to the operation of the Retail Division. As stated in
Note 2 to the Company's financial statements, the results of operations of the Retail Division have been reclassified as discontinued operations and prior periods have been restated.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

        REVENUES. Total revenues for the fiscal year ended December 31, 1999, were $22,308,983 as compared to $15,853,481 for the same period in 1998, representing an increase of $6,455,502 or 40.7%. The increase was gained through the addition of new dealers in the latter part of 1998 and early 1999 and wide acceptance of the introduction of a new "Groundpounder ST" model.

        In 1999, the Company sold 1,606 motorcycles that it manufactured to unaffiliated customers, representing an increase of 254 units or an increase of 18.8% units over the prior year of 1,352. The increase in units sold was attributable, in part, to a restructuring of the Company's dealer base of approximately 100 dealers in the latter part of 1999 to eliminate non-performing dealers. Consequently, 12 new dealers were added during the year and 32 were eliminated, bringing the total number of dealers to approximately 80.

        Currently, the Company has the capability to assemble from 120 to 240 units per month without additional capital expenditures or implementing a second shift. The Company seeks to stimulate demand for its motorcycles through its marketing efforts, advertising through different media and national advertising of its products, which the Company believes will aid in attracting new dealers and will promote increased sales from existing dealers.

        Cost of Goods Sold/Gross Profit. Cost of goods sold for the fiscal year ended December 31, 1999, was $18,251,001 (i.e., 81.8% of revenues) compared to $15,328,365 (i.e., 96.7% of revenues) for the comparable period a year earlier, representing an increase of $2,922,636 or 19.1%. The Company's gross profit improved by $3,532,866, to $4,057,982 for the fiscal year ended December 31, 1999, from $525,116 for the comparable period a year earlier.

        Gross profit improved from the prior year as a result of the introduction of three new models in 1999: the Groundpounder ST, the Jackhammer ST and the Avenger. The increase in gross profit attributable to these three products was over $3,700,000. Other product sales in 1999 were less than same model sales in 1998 and as a result reduced the favorable impact of the new models.

        Cost of goods sold for the fiscal year ended December 31, 1998 included approximately $2,000,000 due to the recording of a charge during the fourth quarter of the Company's 1998 fiscal year, resulting from the difference between the Company's inventory total as of December 31, 1998 as shown in its internal accounting records and a lesser amount observed in the physical inventory review conducted in connection with the Company's annual audit. Management believes, based on an internal inquiry assisted by an independent forensic accounting firm, that accounting transactions for parts returned to vendors were not completed and that parts shipped for use as warranty replacement parts were not taken out of inventory. Management also believes that there was a loss of inventory due to theft. The Company has notified its insurance carriers of the situation, and the Company believes that its claim for approximately $300,000 will be honored, although no assurances can be given.

        Cost of goods sold for the fiscal year ended December 31, 1998 also includes, in addition to the charge specifically referenced above, certain adjustments made during the fourth quarter of the year which may pertain, in part, to operations of the Company during prior quarters of the year. These adjustments include approximately $679,000 of intercompany profit elimination and approximately $356,000 of warranty expense.

        As a consequence of the foregoing charges and adjustments, the gross profit of the Company for the first three quarters of the fiscal year ended December 31, 1998 are lower than were shown in the Company's unaudited interim financial statements for such periods.

        Cost of goods sold for the fiscal year ended December 31, 1999 include direct and indirect manufacturing costs, administrative costs to purchase and sell Ultra Kustom Parts, warranty costs, and costs related to the assembly of motorcycles. In April 1999, Company relocated from its Riverside, California facility to its current facility in Mira Loma, California. Although the move disrupted the manufacturing process, costs incurred as a result of the move were recovered through improved productivity and efficiency. After the move to Mira Loma, the assembly process was changed to a "cellular" configuration. The cell process was subsequently upgraded to assembly lines in January 2000.

        The Company experienced a significant increase in warranty expense from $841,977 for the fiscal year ended December 31, 1998 to $1,795,048 for the fiscal year ended December 31, 1999, representing an increase of $953,701 or approximately 113%. Included in the $1,795,048 figure is a charge of $247,310 in the fourth quarter of 1999 to provide for the contingency of liabilities on units sold and under warranty. The warranty costs increased as result of failures on several vendor-supplied parts. While the Company has taken steps to improve quality of the product by inspecting vendor parts upon receipt, adding quality testing before shipment, holding quality review meetings and initiating a reporting process for factory personnel to submit assembly quality problems, no assurances can be given that product warranty problems will not occur in the future.

        Other costs of sales for 1999, while in total were less than similar costs for 1998, were higher than expected during the fourth quarter of 1999. During the fourth quarter, the Company implemented several previously purchased manufacturing software packages used for production control, production planning and purchasing. As a result of these changes, certain items were not charged to the product cost or taken out of inventory. These charges were approximately $400,000 for the fiscal year ended 1999. The Company has identified many of the transactions that caused this to occur and is implementing procedures and controls to prevent its reoccurrence. While this adjustment is believed to be a single occurrence, no assurance can be given that a similar adjustment will not occur in the future.

        In addition to the above charges to product cost, the Company also incurred during the fiscal year ended December 31, 1999 a cost penalty of $321,979 to reduce inventory to its net realizable value on parts that are no longer used in current production. This charge is reserved against the Company's gross inventory and reduces it to $4,354,194 for the fiscal year ended December 31, 1999. In addition, the amount of $321,979 was expensed in cost of goods sold. In 1998, the Company recognized a similar cost for specific parts known to have a value less than their purchased cost. As a consequence of the foregoing charge, the gross profit of the Company for the first three quarters of the fiscal year ended December 31, 1999 may be lower than were shown in the Company's unaudited interim financial statements for such periods.

        Expenses. Selling, general and administrative expenses were $5,289,597 (i.e., 23.7% of total revenues), for the fiscal year ended December 31, 1999, compared to $3,741,693 (i.e., 23.6% of total revenues), for the fiscal year ended December 31, 1998, representing a increase of $1,547,904. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries.

        Selling, general, and administrative expenses for the fiscal year ended December 31, 1999 were higher than for the prior period as result of increased salaries resulting from the addition of corporate counsel, sales, marketing and finance positions and increased advertising costs incurred to develop national brand recognition. The Company also incurred additional professional fees required to comply with reporting requirements and secure additional debt financing, as well as to implement changes in the manufacturing process. Rent expense also increased as a result of the relocation of the business to the new manufacturing facility in Mira Loma, California.

        Depreciation and amortization expense for the fiscal year ended December 31, 1999, totaled $508,816 compared to $415,212 for the same period in 1998. The increase is attributable to the leasehold improvements made in the new facility and the purchase and implementation of new information technology software and hardware.

        As a consequence of the foregoing, the Company's operating loss was $1,740,431 for the fiscal year ended December 31, 1999, as compared to an operating loss of $3,631,789 for the comparable period a year earlier.

        OTHER EXPENSE (INCOME). Interest expense increased by $146,378 from $650,261 for the fiscal year ended December 31, 1998, to $796,639 for the fiscal year ended December 31, 1999. The increase is primarily attributable to more debt outstanding in 1999 than in 1998.

        OTHER EXPENSE (INCOME) LEGAL SETTLEMENT. The Company has accrued $813,000 for estimated costs in connection with pending lawsuits, as described in detail in note 7 of the Company's financial statements.

        There is no material provision for income taxes in 1999. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

        LOSS BEFORE DISCONTINUED OPERATIONS, PREFERRED STOCK DIVIDENDS, AND BENEFICIAL CONVERSION. For the fiscal year ended December 31, 1999 the Company reported a loss before discontinued operations, preferred stock dividends, and beneficial conversion of $3,345,139 as compared to a loss of $4,205,038 for the fiscal period ending December 31, 1998, or a decrease of $859,899. The improvement resulted from the increased gross profit generated by the introduction of new models, offset by the increased costs of warranty, accruals for costs in connection with pending lawsuits, and increases in selling and general administrative costs.

        LOSS ON DISCONTINUED OPERATIONS. For the fiscal year ended December 31, 1999, the Company reported a loss on discontinued operations, net of provision for income taxes, of $532,050, compared to the loss on discontinued operations for the fiscal year ending December 31, 1998 of $281,589. The Company reported a loss on the disposal of the Retail Division, net of income taxes, of $1,782,144.

        Included in the loss on discontinued operations is a charge of $416,814 attributable to a reduction in the Retail division's inventory as a result of the annual physical inventory. Causes of this loss have been assigned to poor control of operations by the store director at each location, unprocessed service and warranty repairs. and untrained use of the stores' information technology system. The stores were not included in the Company's information technology system upgrades made in 1998 and 1999.

        NET LOSS. For the fiscal year ended December 31, 1999, the Company reported a net loss of $6,054,187 available to common shareholders, compared to a net loss of $5,693,716, for the comparable period a year earlier. The decreased profitability of $360,471 is the result of the discontinuance and loss on the disposal of the Retail Division, accruals for costs in connection with pending lawsuits, and increased warranty costs and charges being reduced by the increased gross profit from the new product sales.

GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

EXISTING FINANCING ARRANGEMENTS

        The Company finances the manufacture of its motorcycles from proceeds of sales. Most of the Company's vendors require payment terms of 30 days or less. Other than for certain extraordinary liabilities or potential liabilities as described below in the section entitled "Ability of the Company to Continue as a Going Concern," management believes that the Company can, at its current level of operations, adequately meet its liabilities, including liabilities to vendors, by using available internal cash.

        In the past, the Company has also looked to outside funding sources to address its liquidity and working capital needs. These include private equity placements and secured debt-financing arrangements with lenders.

        In April 1998, the Company completed a private placement of Series C Convertible Preferred Stock, which generated approximately $3.075 million in cash.

        In June 1998, the Company obtained a three-year senior secured loan in the amount of $4.5 million from Tandem Capital of Nashville, Tennessee. Tandem subsequently assigned the loan to FINOVA Mezzanine Capital, Inc. The loan bears interest at 12% per annum and stipulates quarterly interest payments. The FINOVA loan is secured by a first lien on substantially all of the Company's assets. FINOVA received warrants to purchase a total of 457,500 shares of the Company's Common Stock, after giving effect to the Company's 5-for-1 reverse stock split effective on February 5, 1998. 87,500 of these warrants are exercisable at a price of $5 per share and expire in November 2002. The remaining 370,000 warrants are exercisable at an initial exercise price equal to $4 1/16 payable in cash or in-kind by debt cancellation and expire in June 2003. The exercise price of the 370,000 warrants is reset on the first anniversary of the closing of the loan at the lesser of (i) $4 1/16 or (ii) the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding such anniversary. In addition, under the FINOVA loan agreement, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the loan, until the loan is paid in full, a warrant to purchase 200,000 additional shares of Common Stock at an exercise price equal to the greater of (i) $4.00, or (ii) 80% of the average closing bid price of the Company's Common Stock for the 20 days preceding such anniversary date. Each such warrant shall be exercisable for five years from the date of issue. The proceeds of the FINOVA loan were used to repay $2.5 million of then-existing long-term debt, with the remaining $2 million used to expand the Company's motorcycle manufacturing operations. In June 1999, the Company became obligated to issue a warrant to purchase 200,000 additional shares of Common Stock in accordance with the terms of the FINOVA loan agreement as set forth above.

        In May 1998, the Company entered into an agreement with Cana Capital Corporation, a company owned by Bruce Scott, a former director of the Company, pursuant to which Cana Capital would provide $1.5 million in floor financing for the Company's motorcycles. In April 1999, Cana Capital elected to terminate the flooring agreement. Thereafter, Cana Capital allowed the Company several months to pay off the balance on the floor financing. In approximately August 1999, a dispute arose between Cana Capital and the Company as to claims the Company had against Cana Capital, which offset part of the balance remaining on the floor financing. Cana Capital subsequently filed suit against the Company in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida. The Company is defending the action and is cross-complaining against Cana Capital to offset the balance owed on the floor financing, which, according to the Company's records, is approximately $309,087 as of December 31, 1999. The Company believes that it has potential offsets against Cana Capital and Mr. Scott which would reduce this balance. Advances under the Cana Capital line of credit bear interest at a rate of 2% over the prime rate if used to finance the acquisition of new vehicles, and 5% over the prime rate if used to finance the acquisition of used vehicles. As of March 31, 2000, the interest rate for advances on new vehicles and used vehicles was 10.83% and 13.83%, respectively. Settlement negotiations as to the Company's claims against Mr. Scott and Cana Capital are currently pending.

        In October 1998, the Company obtained a bridge loan in the amount of $300,000 from MD Strategic L.P. ("MD Strategic"), a partnership in which Don Duffy, a former director of the Company, is a principal. The loan is evidenced by an unsecured note bearing interest at 18% per annum and was due, together with accrued interest, on the earlier of December 31, 1999 or upon receipt by the Company of funds from a third-party lender. In January 2000, MD Strategic assigned the note, on which there was accrued approximately $82,200 in interest and fees, to W3 Holdings, Inc. ("W3 Holdings"). W3 Holdings extended the term of the note to March 31, 2000. The Company currently is negotiating with W3 Holdings to convert this note into an equity interest in the Company.

        In November 1999, the Company obtained a second bridge loan in the amount of $300,000 from William Whalen, a stockholder of the Company. The loan originally was evidenced by two promissory notes in the principal amounts of $200,000 and $100,000 respectively, each bearing interest at a rate of 12% per annum and maturing on March 31, 2000. In January 2000, the notes were replaced by two amended and restated promissory notes in the principal amounts of $156,638 and $150,000, respectively. The amended and restated $156,638 note evidences $150,000 of the principal amount of the original $200,000 note, $4,338 of accrued interest on the original $200,000 note and $2,300 of accrued interest on the original $100,000 note. The amended and restated $150,000 note evidences the entire principal amount of the original $100,000 note, plus $43,362 of the original principal amount of the $200,000 note. Both the $156,638 and $150,000 amended and restated notes bear interest at a rate of 12% per annum and mature on March 31, 2000. Mr. Whalen subsequently assigned the amended and restated
note in the amount of $150,000 to W3 Holdings, while continuing to hold the amended and restated $156,638 note. The Company plans to negotiate with W3 Holdings and Mr. Whalen to convert both amended and restated notes into an equity interest in the Company.

        In February 1999 and October 1999, the Company received an aggregate of $2,000,000 upon the issuance of 2,060 shares of Series D Convertible Preferred Stock, each share having a stated value of $1,000. (60 out of the 2,060 shares were issued in payment of placement agent fees, and therefore the Company did not receive cash for those shares.) As of March 10, 2000, all issued and outstanding shares of Series D Convertible Preferred Stock, having an aggregate stated value of $2,060,000, plus accrued and unpaid dividends on such shares, had been converted into a total of 3,728,452 shares of Common Stock. The number of shares of Common Stock issued upon the conversion of each share of Series D Convertible Preferred Stock was calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion.

        CONSOLIDATED STATEMENT OF CASH FLOWS. Net cash used in operating activities totaled $1,237,450 for the fiscal year ended December 31, 1999, as compared to net cash used in operating activities of $7,687,154 for the same period in 1998. The net cash used in operating activities of $1,237,450 consisted of net cash used in discontinued operating activities of $561,048 and net cash used in continuing operating activities of $676,402. The decrease in cash used for operating activities primarily resulted from increased sales of new product. Significant working capital changes included a decrease of $384,510 in accounts receivable as result of improved collections and an increase in inventories of $464,108 attributable to an the increased product line offered for sale, offset, in part, by an increase in accounts payable of $602,286 and an increase in accrued expenses of $952,053 related to an increase in the accrual for warranty expense and an increase in the deferred revenue on warranty replacement parts shipped to dealers. The accrual of $813,000 for legal costs also increased the cash used in continuing operations.

        Net cash used in investing activities totaled $437,163 during the fiscal year ended December 31, 1999, as compared to cash used in investing activities of $174,823 during the prior year's period. The net cash used in investing activities of $437,163 consisted of net cash used in discontinued investing activities of $211,882 and net cash used in continuing investing activities of $225,281. The increase in net cash used in investing activities primarily results from the following: (1) slightly higher investment in property, plant, and equipment in 1999 (primarily leasehold improvements at the new facility and computer hardware and software), and is reduced by (2) the $200,634 proceeds from the sale of marketable securities.

        Net cash provided by financing activities totaled $2,419,715 for the fiscal year ended December 31, 1999, as compared to net cash provided by financing activities of $7,884,398 during the fiscal year ended December 31, 1998. Net cash provided by discontinued financing activities was $1,432,395, while net cash provided by continuing financing activities totaled $987,320. Net cash provided from continuing financing activities consisted of cash provided by private placements (net of offering costs) of $1,664,832, cash provided from issuance of notes payable of $300,000 and cash provided from debt issuance and exercised warrants of $88,645 and $149,500 respectively. Cash payments were made on notes payable of $174,297, payment on capital leases of $66,929 and payment on advances on financing agreements with related parties of $1,177,087.

OUTLOOK AND ABILITY OF COMPANY TO CONTINUE AS A GOING CONCERN

         In Note 2 to the Company's financial statements, entitled "Summary of Significant Accounting Policies -- Going Concern and Basis of Presentation", the Company's independent auditors state that the Company has incurred recurring losses from operations, and that its total liabilities exceed its tangible assets as of December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Discussed below are certain existing or potential liabilities that are of primary concern to the Company.

        JUDGMENT IN THE KINNICUTT LITIGATION. As described in Part I, Item 3 of this report on Form 10-KSB, under the caption entitled "Legal Proceedings", James and Susan Kinnicutt (the "Kinnicutts") filed an action against the Company on August 20, 1998 in Sacramento Superior Court, Sacramento County, California, for breach of contract, fraud, slander, wrongful termination and gender discrimination in connection with the Company's repurchase of a Bikers Dream franchise which the Kinnicutts had purchased in 1994. In December 1999, a jury rendered verdicts for compensatory damages against the Company of over $283,000. In January 2000, following a trial on the bifurcated issue of punitive damages, the jury awarded an additional $400,000 in punitive damages against the Company and lesser amounts against two of its former employees. On March 20, 2000, the court enter a judgement against the Company in the amount of $683,601. There is currently in effect a stay that would prevent enforcement of this judgment against the Company until ten days after the last day on which the Company may file an appeal. Currently, the stay will expire on May 29, 2000. The Company is in the process of filing certain post trial motions, one of which, if granted, may strike that portion of the judgment based on a finding of fraud, leaving only that portion of the judgment based on a finding of a breach of contract. This would have the effect of reducing the amount of the judgment to approximately $70,000, which has already been set aside by the Company for payment. The Court may also grant the Company a new trial.

        These post trial motions may have the effect of extending the time for appeal,which in turn may extend the stay of the enforcement of the judgment beyond May 29, 2000. If an appeal bond is posted, enforcement of the judgment will be stayed during the pendency of an appeal. The Company's insurance carrier recently has informed the Company that it will not post an appeal bond to stay enforcement of the judgment after the expiration of the original stay period.

        It is uncertain at this time whether the Company will be able to post the appeal bond, and if it cannot post the appeal bond, what effect the unsatisfied portion of any judgment may have on the Company. If the Company is required to pay the judgment in the Kinnicutt case, the Company's ability to continue to operate its business may be materially impaired.

        REPAYMENT OR CONVERSION OF BRIDGE LOANS. The Company became obligated on March 31, 2000 to repay bridge loans from W3 Holdings, Inc. and William Whalen, a shareholder of the Company, in the approximate principal amounts of $450,000 and $156,638, respectively. Accrued and unpaid interest under both bridge loans as of April 14, 2000 is approximately $103,511. The Company currently does not have the resources to repay these loans. The Company is negotiating with w3 Holdings and Mr. Whalen to convert their bridge loans plus accrued interest on such loans into an equity interest in the Company. However, there can be no assurances that these negotiations will be successful. If the Company is required to repay the bridge loans, this will have a material adverse effect on the Company's financial condition.

         REPAYMENT OF FINOVA LOAN. The Company's $4.5 million term secured loan with FINOVA Mezzanine Capital expires in June 2001. The Company may not be able to repay the FINOVA loan unless it obtains an extension or refinancing on terms acceptable to the Company. The ability of the Company to extend or refinance the FINOVA loan will be affected by the ability of the Company to achieve and maintain profitability by the loan's maturity date. However, there is no assurance that the Company will be able to achieve profitability in the future. The inability of the Company to extend or refinance the FINOVA loan will have a material adverse effect on the Company's financial condition.

         The Company's potential liability in the Kinnicutt case, as well as the Company's obligations to repay the loans from W3 Holdings and William Whalen, which became due on March 31, 2000, raise substantial doubt about the Company's ability to continue as a going concern. Currently, the Company does not have sufficient cash on hand to post an appeal bond in the Kinnicutt case, or pay the judgment in that case if required to do so. Nor does the Company have sufficient cash on hand to repay the loans from W3 Holdings and Mr. Whalen. In addition, in June 2001, the Company will become obligated to repay the principal amount of the FINOVA loan, which is $4.5 million.

        The Company is attempting to address the foregoing concerns by taking the measures described below. The Company is filing certain post trial motions in the Kinnicutt case which, if granted, may have the effect of reducing the judgment to approximately $70,000, which amount has been set aside by the Company for payment. These motions are described in detail above under the caption "Judgment in the Kinnicutt litigation." In addition, the Company is also filing other post trial motions which may have the effect of extending the time for appeal, which in turn may extend the stay of enforcement of the judgment beyond May 29, 2000. Such an extension would give the Company additional time to arrange for financing to post an appeal bond. However, there are no assurances that the Company will be successful in winning any of its post trial motions or obtaining financing to post an appeal bond. If the Company is not successful in its efforts to post the appeal bond and the Company is required to pay the judgment, the Company's financial condition and ability to continue to operate may be adversely affected.

        The Company is in the process of negotiating with W3 Holdings and Mr. Whalen to convert their notes into an equity interest in the Company. However, there are no assurances that these negotiations will be successful.

         The ability of the Company to generate a profit is paramount to solving its liquidity issues and obtaining an extension or refinancing of the FINOVA loan when that loan matures in June 2001. The Company's ability to improve its profitablility in future periods will depend upon a number of factors, including the ability of the Company to maintain a level of production sufficent to meet current demand. Management believes that several steps can be taken to improve profitability. These include implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management, and inventory control. The Company believes that the sale of its Retail Division will allow management to focus on implementing these changes. However, there can be no assurances that the Company will be able to successfully implement any of the changes described above, or that the Company will in fact achieve profitability in future periods.

          Any additional equity financing which the Company may obtain in the future may be dilutive to shareholders, and any additional debt financing may impose substantial restrictions on the ability of the Company to operate and raise additional funds.

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


IMPACT OF THE YEAR 2000 ISSUE

        Prior to January 1, 2000, the Company completed its review of all equipment and systems of the corporate offices and Motorcycle division in order to determine and remedy any potential Year 2000 issues. Prior to January 1, 2000, the Company also completed its review of the Year 2000 compliance status of the Company's vendors and customers. The Company has not experienced any service disruptions as a result of the Year 2000 issues. The Company made upgrades to software and hardware used by the Retail division which were effective in preventing Year 2000 operating problems.

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

        THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT THE CHANGES NECESSARY FOR THE COMPANY TO REMAIN A GOING CONCERN. Due to the Company's operating losses and working capital deficiency, Singer Lewak. Greenbaum & Goldstein LLP, the Company's auditors, have included an explanatory paragraph in their report to the Company's consolidated financial statements for the year ended December 31, 1999 that expresses substantial doubt as to the Company's ability to continue as a going concern. The inclusion of this explanatory paragraph regarding the ability of the Company to continue as a going concern could have a material adverse effect on the results of the operations and financial condition of the Company. There can be no assurances that the Company will be able to successfully implement the changes necessary for the Company to remain a going concern. See "Report of Independent Certified Public Accountants", dated April 4, 2000, included in this report in Part II, Item 7.

        THE INABILITY OF THE COMPANY TO FIND A SUITABLE CANDIDATE TO SERVE AS CHIEF EXECUTIVE OFFICER MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. On April 3, 2000, Herm Rosenman resigned as the Company's President and Chief Executive Officer. The inability of the Company to find a suitable permanent replacement for Mr. Rosenman could jeopardize the effective management of the Company, which could have a material adverse effect on its results of operations.

        IF THE COMPANY IS REQUIRED TO PAY PUNITIVE DAMAGES IN THE KINNICUTT CASE, THE COMPANY'S ABILITY TO CONTINUE TO OPERATE ITS BUSINESS MAY BE MATERIALLY IMPAIRED. As described in Part I, Item 3 of this report, entitled "Legal Proceedings", James and Susan Kinnicutt (the "Kinnicutts") filed an action against the Company on August 20, 1998 in Sacramento Superior Court, Sacramento County, California for breach of contract, fraud, slander, wrongful termination and gender discrimination in connection with the Company's repurchase of a Bikers Dream franchise which the Kinnicutts had purchased in 1994. In December 1999, a jury rendered verdicts for compensatory damages against the Company of over $283,000. In January 2000, following a trial on the bifurcated issue of punitive damages, the jury awarded an additional $400,000 in punitive damages against the Company and lesser amounts against two of its former employees. On March 20, 2000, the court entered a judgment against the Company in the amount of $683,601. There is currently in effect a stay which would prevent enforcement of this judgment against the Company until ten days after the last day on which the Company may file an appeal. Currently, the stay will expire on May 29, 2000. The Company is in the process of filing certain post trial motions, one of which, if granted, may strike that portion of the judgment based on a finding of fraud, leaving only that portion of the judgment based on a finding of breach of contract. This would have the effect of reducing the amount of the judgment to approximately $70,000, which amount has already been set aside by the Company for payment. The court may also grant the Company a new trial.

        These post trial motions may have the effect of extending the time for appeal, which in turn may extend the stay of the enforcement of the judgment beyond May 29, 2000. If an appeal bond is posted, enforcement of the judgment will be stayed during the pendency of the appeal. The Company's insurance carrier recently has informed the Company that it will not post an appeal bond to stay enforcement of the judgment after the expiration of the original stay period. It is uncertain at this time whether the Company will be able to post the appeal bond, and if it cannot post the appeal bond, what effect the unsatisfied portion of any judgment may have on the Company. If the Company is required to pay the judgment in the Kinnicutt case, the Company's ability to continue to operate its business may be materially impaired. See Item 6 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations.

        THE COMPANY MAY NOT BE ABLE TO REPAY OR REFINANCE ITS EXISTING INDEBTEDNESS OR CONVERT SUCH INDEBTEDNESS TO EQUITY ON TERMS ACCEPTABLE TO THE COMPANY. The Company's $4.5 million term secured loan with FINOVA Mezzanine Capital expires in June 2001. The Company also became obligated on March 31, 2000 to repay bridge loans from w3 Holdings, Inc. and William Whalen, a shareholder of the Company, in the approximate principal amounts of $450,000 and $156,638, respectively. See discussion in Part II, Item 6 of this report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -General Discussion of Liquidity and Capital Resources." Accrued and unpaid interest under the w3 Holdings and Whalen loans as of April 14, 2000 is approximately $103,511. The Company currently does not have the resources to repay the loans from w3 Holdings and Mr. Whalen. The Company will not be able to repay the FINOVA loan unless it obtains an extension or refinancing on terms acceptable to the Company. The Company is negotiating with w3 Holdings and Mr. Whalen to convert their bridge loans plus accrued interest on such loans into an equity interest in the Company. However, there is no assurance that the Company will be able either to refinance the FINOVA loan or to convert the w3 Holdings and Whalen bridge loans into equity on terms acceptable to the Company. The inability of the Company to reach an agreement with w3 Holdings and Mr. Whalen on the conversion to equity of their respective loans, or the inability of the Company to obtain an extension or refinancing of the FINOVA loan, will have a material adverse effect on the Company's financial condition.

        THE COMPANY HAS LIMITED EXPERIENCE WITH MANUFACTURING OPERATIONS. The Company entered the motorcycle manufacturing business in 1997. Previously, the Company's operations had involved only the operation of retail stores selling new and used motorcycles and motorcycle parts and accessories. Although the Company has acquired considerable manufacturing experience since it entered the business in 1997, that experience is more limited than that of other motorcycle manufacturers which have been in operation for a longer period of time.

        THE COMPANY'S PRODUCTS COULD CONTAIN DEFECTS CREATING PRODUCT RECALLS AND WARRANTY CLAIMS WHICH COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S FUTURE SALES AND PROFITABILITY. The Company's products could contain unforeseen defects. These defects could give rise to product recalls and warranty claims. A product recall could delay or even halt production until the Company is able to address the reason for any defects. Recalls may also have a materially negative effect on the brand image and public perception of the Company's motorcycles. This could materially adversely affect the Company's future sales. Recalls or other defects would be costly and could require substantial expenditures. Unanticipated defects could also result in litigation against the Company. Given the nature of its products, the Company expects that it will be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on the Company. The Company cannot assure you that it will be able to secure or maintain adequate liability insurance to cover all product liability claims. Any large product liability claim could materially adversely affect the Company's ability to market its motorcycles and could have a material adverse impact on the Company's business, operating results and financial condition.

        IF THE AMOUNT OF CAPITAL NEEDED TO FUND OPERATIONS EXCEEDS CURRENT ASSETS, THE COMPANY MAY NOT BE ABLE TO OBTAIN ADDITIONAL EQUITY OR DEBT FINANCING. If the Company needs to seek additional debt or equity financing in the future, there is no assurance that sufficient financing will be available or, if available, that it will be on terms favorable to the Company or its shareholders. Any additional equity financing may cause substantial dilution to the Company's existing equity holders. Many factors may cause the amount of capital needed to fund operations to exceed current estimates, including, among other unanticipated events, the Company's inability to:

        - increase quarterly production volume;

        - lower per unit production costs;

        - control departmental costs; or

        - manage inventory effectively.

        Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of business opportunities. In addition, if the Company elects to raise capital by issuing additional shares of stock, existing stockholders may incur dilution.

         THE COMPANY MAY NOT BE ABLE TO IMPLEMENT THE CHANGES NECESSARY TO ACHIEVE AND MAINTAIN PROFITABILITY IN FUTURE PERIODS. The Company has a history of operating losses and accumulated deficits. The Company had operating net losses of approximately $6.1 million and $5.7 million for the fiscal years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company's accumulated deficit was approximately $23,800,000. The Company may not be able to implement the changes necessary to achieve and maintain profitability in future periods. These changes include implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management, and inventory control. There can be no assurances that the Company will be able to successfully implement any of these changes, or that the Company will in fact achieve profitablity in future periods.

        THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF CHANGES IN POPULAR TRENDS OR ECONOMIC CONDITIONS CAUSE A DECLINE IN MARKET DEMAND FOR HEAVYWEIGHT CRUISER MOTORCYCLES. The base retail price of one of the Company's heavyweight cruiser motorcycles ranges approximately from $19,000 to $25,000. Motorcycles within this price range are luxury goods. Therefore, market demand for heavyweight cruisers such as those manufactured by the Company may be particularly susceptible to changes in popular trends and economic conditions. These economic factors include, among others:

        - employment levels;

        - business conditions;

        - interest rates;

        - general level of inflation; and

        - taxation rates.

If such changes cause a decline in market demand for heavyweight cruiser motorcycles, the Company may not be able to maintain or increase its current level of sales.

        THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF IT DOES NOT CONTINUE TO EXPAND ITS DEALER NETWORK. Motorcycles manufactured by the Company are sold through approximately 81 independent Ultra Cycles dealers, of which approximately 50 are currently active. The Company may not be able to maintain or increase its current level of sales if it does not continue to expand its dealer network, and there is no assurance that the Company will be able to do so.

         THE COMPANY'S COMPETITIVE POSITION WITHIN ITS NICHE OF THE HEAVYWEIGHT CRUISER MOTORCYCLE MARKET COULD SUFFER IF EXISTING COMPETITORS EXPAND OPERATIONS OR OTHER MOTORCYCLE MANUFACTURERS INSTITUTE SIMILAR PRODUCT OFFERINGS. The Company seeks to avoid direct competition with Harley-Davidson, which has the largest share of the heavyweight cruiser motorcycle market, by competing within a specialized niche. The Company's competitive strategy focuses on product performance and style, pricing and service. For example, the Company offers on all models, at no additional charge over base prices, customized features like polished or painted high-performance engines and a four-year, unlimited mileage warranty. These features and benefits all combine to present an image that differentiate the rider from the Harley-Davidson consumer. The Company's main competitors within this niche of the heavyweight cruiser motorcycle market are Titan Motorcycles, Big Dog Motorcycles and California Motorcycle Corp. In the event that the Company's existing competitors expand their manufacturing operations, or other motorcycle manufacturers institute product offerings on terms similar to those offered by the Company, the Company's competitive position within its niche of the heavyweight cruiser motorcycle market could suffer.

        THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK UNDERLYING OPTIONS AND WARRANTS MAY CAUSE SIGNIFICANT DILUTION OF EXISTING SHAREHOLDERS' INTERESTS. As of December 31, 1999, 1,347,583 warrants were outstanding at exercise prices ranging from $1.82 to $5.00. As of the same date, 1,266,387 options were outstanding at prices ranging from $1.75 to $15.00, and 770,527 of the options were fully vested. In addition, under the terms of the agreement governing its $4.5 million term loan from FINOVA Mezzanine Capital, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the term loan, until such loan is paid in full, a warrant to purchase 200,000 additional shares of common stock at an exercise price equal to the greater of
(1) $4.00, or (2) 80% of the average closing bid price of the common stock for the 20 days preceding such anniversary date. In June 1999, the Company became obligated to issue a warrant to purchase 200,000 additional shares of Common Stock pursuant to the foregoing provision. The issuance of additional shares of common stock upon exercise of the warrants and options described in this paragraph could result in significant dilution to existing security holders of the Company.

        THE POSSIBLE ISSUANCE OF ADDITIONAL PREFERRED STOCK MAY ADVERSELY AFFECT RIGHTS OF HOLDERS OF COMMON STOCK AND MAY RENDER MORE DIFFICULT CERTAIN UNSOLICITED TAKEOVER PROPOSALS WHICH WOULD BE IN THE BEST INTEREST OF SHAREHOLDERS. As of the date of this report, the Company has 702,194 shares of preferred stock outstanding. The Articles of Incorporation of the Company permit the Board of Directors to designate the terms of, and issue, up to 9,297,806 additional shares of preferred stock without further shareholder approval. The issuance of additional shares of preferred stock could adversely affect the rights of holders of common stock by, among other things, establishing preferential dividends, liquidation rights and voting power. In addition, the issuance of preferred stock might render more difficult, and therefore discourage, certain unsolicited takeover proposals which would be in the best interest of shareholders, such as a tender offer, proxy contest or removal of incumbent management.

        THE COMPANY RELIES HEAVILY ON THIRD PARTY PARTS SUPPLIERS AND ANY SIGNIFICANT ADVERSE VARIATION IN QUANTITY, QUALITY OR COST WOULD NEGATIVELY AFFECT OUR OPERATIONS. We operate primarily as an assembler and rely heavily on a number of major component manufacturers to supply us with almost all of our parts. Any significant adverse variation in quantity, quality or cost would adversely affect our volume and cost of production until we could identify alternative sources of supply.

        OUR FAILURE TO COMPLY WITH VARIOUS REGULATORY APPROVALS AND GOVERNMENTAL REGULATIONS COULD NEGATIVELY IMPACT OUR OPERATIONS. Our motorcycles must comply with certain governmental approvals and certifications regarding noise, emissions and safety characteristics. Our failure to comply with these requirements could prevent us or delay us from selling our products which would have a significant negative impact on our operations.

        OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY RESULT IN THE VOLATILITY OF OUR STOCK PRICE. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

        * the amount and timing of orders from dealers;

        * disruptions in the supply of key components and parts;

        * seasonal variations in the sale of our products; and

        * general economic conditions.

        WE ARE SUBJECT TO CONTINGENT LIABILITIES UNDER A DEALER FLOOR PLAN FINANCING PROGRAM WHICH COULD EXPOSE US TO SIGNIFICANT FINANCIAL OBLIGATIONS. Approximately 60% of our dealers receive floor plan financing for our products through several lending institutions. The dealers are the obligors under these floor plan agreements and are responsible for all principal and interest payments. However, we are subject to a standard repurchase agreement which requires us to buy back any of our motorcycles at the wholesale price if the defaults and the motorcycles are repossessed by the lender. While we have only had to repurchase less than approximately $175,000 or ten motorcycles since August of 1997, as of March 31, 2000, total estimated outstanding obligations of all 81 dealers is estimated to range between $2,900,000 and $4,400,000. Our profitability would be significantly negatively impacted if we were forced to repurchase a large number of these motorcycles.

        Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this Form 10-KSB in Item 1 -- "Description of Business", and Item 6 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. FINANCIAL STATEMENTS

        See financial statements appended to the back of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers consist of the following persons:

NAME                        OFFICE
----                        ------
Harold L. Collins.........  Interim Chief Operating Officer,
                            Vice President and General Counsel;
                            Director
Michael J. Fisher.........  Chief Financial Officer
Humbert Powell............  Director
John K. Russell...........  Director
Kenneth Schwartz..........  Director
Anne Todd.................  Controller

        Set forth below is certain biographical information, present occupation and business experience for the past five years of each director and executive officer of the Company. Officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors.

        HAROLD L. COLLINS, age 49, has served as general counsel of the Company since November 1998. In April 1999, the board of directors appointed Mr. Collins as a vice president of the Company. In February, 2000, the Board of Directors appointed Mr. Collins as a director to fill a vacancy on the board of directors, and in April 2000 the Board appointed Mr. Collins as interim Chief Operating Officer upon the resignation of Herm Rosenman, former President and CEO of the Company. From 1977 until the time he joined the Company, Mr. Collins maintained a private law practice. His areas of practice included business litigation, personal injury litigation, family law and adversary proceedings in bankruptcy.

        MICHAEL J. FISHER, age 52, was appointed in July 1999 to serve as chief financial officer. From 1997 until the time he joined the Company, Mr. Fisher was chief financial officer of Pro-Mart Industries, a consumer laundry and clothing storage products company. From 1989 to 1996, Mr. Fisher was Vice President Operations, Service and Finance at Thermador Corporation, a manufacturer of high-end cooking products.

        HUMBERT POWELL, III, age 61, has been a director since December 1995. Mr. Powell has been an associate with Sanders, Morris and Mundy, an investment banker and broker/dealer, since December 1996. Prior to joining Sanders, Morris and Mundy, Mr. Powell held a variety of positions in corporate finance and investment banking, including Chairman of Marleau, Lemire USA from 1995 to November 1996 and Senior Managing Director of Bear Stearns & Co. from 1984 to 1994. Mr. Powell also serves on the Board of Directors of Osicom Technologies.

        JOHN K. RUSSELL, age 49, has been a director since May 1997. Mr. Russell is President of the Antique Dealers Association of America, Inc. and owns and operates a fine arts business. Mr. Russell has over twenty years of retail experience and an extensive background managing, supervising and consulting in motorcycle related businesses.

        KENNETH SCHWARTZ, age 64, was appointed as a director in April 2000 to fill a vacancy on the board of directors. From 1990 to 1998, Mr. Schwartz served as a director of Deloitte & Touche LLP, an accounting and consulting firm. Mr. Schwartz is also a director of Prospect Medical Holdings, Inc., a company which manages and administers physician organizations.

        ANNE TODD, age 34, was named Controller and appointed corporate secretary in 1997. Ms. Todd was previously assistant controller for the Company from 1995 to 1997. Prior to joining the Company she was assistant controller for American Standard from 1993 to 1995.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth certain summary information regarding compensation paid by the Company for services rendered in all capacities during the fiscal years ended December 31, 1999, 1998 and 1997, respectively, to the Company's chief executive officer and other executive officers named below during the fiscal year ended December 31, 1999. Where applicable, the figures set forth below have been adjusted to reflect the Company's reverse stock split effected as of February 5, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                                ----------------------------
                                                      ANNUAL COMPENSATION                       SECURITIES
                                                   -------------------------     RESTRICTED     UNDERLYING
    NAME AND PRINCIPAL POSITION            YEAR      SALARY         BONUS       STOCK AWARDS    OPTIONS/SARS
    ---------------------------            ----    -----------    ----------    ------------    ------------
Herm Rosenman, CEO/President(1) .......    1999    $208,332(2)          0        $      0        100,000(3)
                                           1998    $208,332(2)    $12,800(4)     $ 76,875(6)     478,334(7)
                                           1997    $ 69,444(2)          0        $158,646(5)     473,334(8)

Harold L. Collins, Interim                 1999    $150,000             0        $      0              0
Operating Officer, Vice President
and General Counsel(1) ................
                                           1998    $ 12,500       $     0        $      0         30,000(9)
                                           1997    $      0       $     0        $      0        $     0

Michael J. Fisher, CFO (10) ...........    1999    $ 44,717       $     0        $      0        $     0
                                           1998    $      0       $     0        $      0        $     0
                                           1997    $      0       $     0        $      0        $     0

----------

(1) Herm Rosenman was appointed CEO and President in September 1997. Harold L. Collins was appointed Vice President and General Counsel in April 1999. On April 3, 2000, Mr. Rosenman resigned as President and Chief Executive Officer and the Board of Directors appointed Mr. Collins as interim Chief Operating Officer until a replacement for Mr. Rosenman is hired. Other than the officers listed in the table, no other executive officer earned salary and bonus at a rate in excess of $100,000 per annum during the fiscal year ended December 31, 1999.

(2) Mr. Rosenman's employment agreement with the Company, as amended, provides for salary to be paid in monthly installments of $17,361 for the first, second and third years of the agreement and not less than $20,000 for the fourth through seventh years of the agreement. The term of the agreement commenced in September 1997. In accordance with the terms of the employment agreement and as previously agreed to by the parties, the Company deferred payment of $7,361 each month for the months of September and October 1997, $4,861 each month for the months of November and December 1997 and $2,361 each month during the year of 1998. Therefore, Mr. Rosenman received only $45,000 in 1997 and $180,000 in 1998, in lieu of the sums of $69,444 and
     $208,332, respectively, which he earned during those years under the terms of his employment agreement. Pursuant to the employment agreement, amounts deferred in 1997 and 1998 are to be paid in equal monthly installments throughout the remainder of the term commencing January 1999, determined by dividing the total amount of payments deferred by the total number of monthly payments remaining during the term as of January 1, 1999. As of January 1, 1999, the total amount deferred was $52,778, (the "Deferred Amount"). During the fiscal year ended December 31, 1999, Mr. Rosenman was paid $240,000, of which $208,332 was attributable to salary owed to Mr. Rosenman under the employment agreement and the remainder of $31,668 was attributable to partial payment of the Deferred Amount. As of December 31, 1999, $21,110 of the Deferred Amount remained outstanding. As set forth in footnote (1) above, Mr. Rosenman resigned as President and Chief Executive Officer of the Company on April 3, 2000. The Company is considering whether any additional sums, other than the remaining portion of the Deferred Amount, may be due and owing to Mr. Rosenman under his agreements with the Company subsequent to the date of his resignation.

(3) In May 1999, the Compensation Committee of the Board of Directors granted to Mr. Rosenman options to purchase 100,000 shares of the Company's common stock. 50,000 of these options vest upon the sooner to occur of: (i) the Company's common stock trading at an average of $6.00 or higher for both: (A) 90 consecutive trading days during any twelve month period preceding the filing of the Corporation's year end financial statements with the SEC, and (B) the ten trading days immediately following the dated on which the Corporation files its year end financial statements with the SEC, or (ii) the first to occur of: (A) the termination of Mr. Rosenman's employment with the Company other than for cause; (B) a change of control of the Company, whereby substantially all of the assets of the Company are sold or an investor or group buys over 50% of the Company's fully diluted shares outstanding; or (C) August 31, 2003. The remaining 50,000 options granted to Mr. Rosenman vest upon the sooner to occur of:
     (i) the Company's common stock trading at an average of $9.00 or higher for both: (A) 90 consecutive trading days during any twelve month period preceding the filing of the Company's year end financial statements with the SEC, and (B) the ten trading days immediately following the dated on which the Company files its year end financial statements with the SEC, or
     (ii) the first to occur of: (A) the termination of Mr. Rosenman's employment with the Company other than for cause; (B) a change of control of the Company, whereby substantially all of the assets of the Company are sold or an investor or group buys over 50% of the Company's fully diluted shares outstanding; or (C) August 31, 2003. As set forth in footnote (1) above, Mr. Rosenman resigned as President and Chief Executive Officer of the Company on April 3, 2000. It is the Company's position that, as of the date of Mr. Rosenman's resignation, none of the 100,000 options were vested.

(4) On December 28, 1998, in lieu of a cash bonus (i) the vesting schedule of 30,000 shares of restricted stock previously granted to Mr. Rosenman in 1997 was changed; and (ii) the exercise price of certain options to purchase Common Stock previously granted to Mr. Rosenman was reduced and the vesting schedule for such options was changed. As set forth in footnote
     (1) above, Mr. Rosenman resigned as president and chief executive officer of the Company in April 3, 2000. It is the Company's position that, as of the date of Mr. Rosenman's resignation, certain of these options were not vested. See also notes (5), (6) and (7). In addition, at the end of 1998, the Board of Directors approved the award of 1998 model motorcycles or a bonus to certain members of senior management, including Mr. Rosenman. Mr. Rosenman has not yet accepted a 1998 motorcycle which the Company has made available to him in satisfaction of the Company's obligation to provide him with a bonus motorcycle. The Company has valued this 1998 model motorcycle at approximately $12,800, as indicated in the bonus column in 1998 opposite Mr. Rosenman's name in the executive compensation table above.

(5) Includes 667 shares of Common Stock granted in consideration of Mr. Rosenman's services as a consultant to the Company that vested on August 1, 1997, and 30,000 shares granted as of September 1, 1997, pursuant to Mr. Rosenman's stock grant and stock option agreement, of which 10,000 shares were originally scheduled to vest on each of September 1, 1998, September 1, 1999 and September 1, 2000. As discussed in notes (4) and (6), on December 28, 1998 the vesting dates for the first two allotments of 10,000 shares (a total of 20,000 shares) were changed to January 1, 1999 and the vesting date for the last allotment of 10,000 shares was changed to January 1, 2000. Dividends will be paid on such shares (when issued and outstanding) only to the same extent, if any, that dividends are paid on all other outstanding shares of Common Stock.

(6) As described in note (5), the vesting dates of the 30,000 shares originally awarded to Mr. Rosenman in 1997 were changed on December 28, 1998, with 20,000 shares vesting on January 1, 1999 and 10,000 shares vesting on January 1, 2000. In the table, this change in vesting dates has been treated as the grant of a new restricted stock award of 30,000 shares in 1998; however, the 1998 award in effect simply replaces, and is not cumulative with respect to, the prior award of 30,000 shares in 1997. All of the 30,000 shares, once vested, are not not issuable until September 1, 2000 or upon termination of Mr. Rosenman's employment, whichever occurs first. Dividends on the 30,000 shares (when issued and outstanding) will be paid only to the same extent, if any, that dividends are paid on all other outstanding shares of Common Stock. As of December 31, 1999, Mr. Rosenman held a total of 667 shares of restricted stock awarded to him as compensation, and the total value of such shares, based on the Nasdaq closing sales price for the Company's Common Stock on that date, was

     $541.94.

(7) Includes non-qualified options to purchase 473,334 shares of Common Stock that are reflected in this table as securities underlying options originally granted in the fiscal year ended December 31, 1997. 460,000 of these options were granted pursuant to a stock grant and stock option agreement between the Company and Mr. Rosenman. See description under "Employment Agreements and Repricing of Options." The 473,334 options are included in the table for 1998 because they were all repriced on October 22, 1998 at an exercise price of $4.00 and subsequently repriced on December 28, 1998 at an exercise price of $3.00. Pursuant to the amendment to Mr. Rosenman's stock grant and stock option agreement, the vesting schedule for 380,000 of the 460,000 options originally granted under that agreement was amended in December 1998 to provide, in partial substitution for a cash bonus, for vesting of the remaining then - unvested 380,000 options as follows: 80,000 options (of which 40,000 options were performance-based options) on December 31, 1998 and 100,000 options (of which 50,000 options are performance-based options) on each of December 31, 1999, December 31, 2000 and December 31, 2001. It is the Company's position that, as of the date of Mr. Rosenman's resignation, 210,000 out of the 460,000 options granted under Mr. Rosenman's stock grant and stock option agreement, as amended, were vested. The 478,334 figure in the executive compensation table also includes options to purchase 5,000 shares of Common Stock granted in 1998 in consideration of Mr. Roseman's services as a director of the Company.

(8) Includes non-qualified options to purchase 3,334 shares of Common Stock granted on August 1, 1997 in consideration of Mr. Rosenman's services as a consultant to the Company and non-qualified options to purchase 470,000 shares of Common Stock granted on September 1, 1997, of which 460,000 options were granted pursuant to Mr. Rosenman's stock grant and stock option agreement, as amended, and 10,000 options were granted in consideration of Mr. Rosenman's services as a director of the Company. It is the Company's position that, as of the date of Mr. Rosenman's resignation, 210,000 out of the 460,000 options granted under Mr. Rosenman's stock grant and stock option agreement, as amended, were vested.

(9) In November 1998, the Company granted to Mr. Collins options to purchase 30,000 shares of the Company's common stock at an exercise price of $3.63 per share. These options expire in November 2003.

(10) Michael Fisher was appointed Chief Financial Officer in July 1999 at an annual salary of $100,000 per year.

STOCK OPTIONS

        The following table sets forth certain information with respect to stock options granted to Herm Rosenman during the fiscal year ended December 31, 1999. Mr. Rosenman resigned as President and Chief Executive Officer on April 3, 2000. No other executive officer was awarded stock options during the year.

                        OPTION GRANTS IN THE FISCAL YEAR
                             ENDED DECEMBER 31, 1999

                                    NUMBER OF       PERCENT OF
                                   SECURITIES      TOTAL OPTIONS
                                   UNDERLYING       GRANTED TO      EXERCISE
                                     OPTIONS       EMPLOYEES IN       PRICE
     NAME                            GRANTED          1998(3)       ($/SHARE)    EXPIRATION DATE
     ----                        -------------     -------------    ---------    ---------------
Herm Rosenman................      100,000(1)          46.73%         $3.06          5/29/04
Herm Rosenman................        2,000(2)            .93%         $1.75          7/23/04

----------

(1) In May 1999, the Compensation Committee of the Board of Directors granted to Mr. Rosenman options to purchase 100,000 shares of the Company's common stock. 50,000 of these options vest upon the sooner to occur of: (i) the Company's common stock trading at an average of $6.00 or higher for both:
    (A) 90 consecutive
    trading days during any twelve month period preceding the filing of the Corporation's year end financial statements with the SEC, and (B) the ten trading days immediately following the dated on which the Corporation files its year end financial statements with the SEC, or (ii) the first to occur of: (A) the termination of Mr. Rosenman's employment with the Company other than for cause; (B) a change of control of the Company, whereby substantially all of the assets of the Company are sold or an investor or group buys over 50% of the Company's fully diluted shares outstanding; or
    (C) August 31, 2003. The remaining 50,000 options granted to Mr. Rosenman vest upon the sooner to occur of: (i) the Company's common stock trading at an average of $9.00 or higher for both: (A) 90 consecutive trading days during any twelve month period preceding the filing of the Company's year end financial statements with the SEC, and (B) the ten trading days immediately following the dated on which the Company files its year end financial statements with the SEC, or (ii) the first to occur of: (A) the termination of Mr. Rosenman's employment with the Corporation other than for cause; (B) a change of control of the Corporation, whereby substantially all of the assets of the Corporation are sold or an investor or group buys over 50% of the Corporation's fully diluted shares outstanding; or (C) August 31, 2003. As set forth in footnote (1) to the executive compensation table, Mr. Rosenman resigned as President and Chief Executive Officer of the Company on April 3, 2000. It is the Company's position that, as of the date of Mr. Rosenman's resignation, none of the 100,000 options were vested.

(2) These options are exercisable commencing July 23, 1999. These options were granted in consideration of Mr. Rosenman's services as a director of the Company.

(3) Includes, for purposes of this table, the total number of options granted to Mr. Rosenman as a director.

The following table sets forth certain information as to the fiscal year-end value of unexercised options of Herm Rosenman, who resigned as the Company's President and Chief Executive Officer on April 3, 2000, and Harold L. Collins, Interim Chief Operating Officer, Vice President and General Counsel. No other named executive officer owned options as of December 31, 1999. Neither Mr. Rosenman nor Mr. Collins exercised any options during the fiscal year ended December 31, 1999.

                          AGGREGATE OPTION EXERCISES IN
      FISCAL YEAR ENDED DECEMBER 31, 1999 AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SHARES              VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED           IN THE MONEY OPTIONS
                          SHARES                       OPTIONS AT 12/31/99               AT 12/31/99(1)
                        ACQUIRED ON     VALUE      ----------------------------    ----------------------------
NAME                     EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                    -----------    --------    -----------    -------------    -----------    -------------
Herm Rosenman.........        0           --         230,334         350,000             0               0
Harold L. Collins.....        0           --          30,000               0             0               0

----------

(1) The value of the Company's Common Stock for the purposes of the calculation was based upon the closing sales price for the Company's Common Stock on December 31, 1999, as reported by The Nasdaq Stock Market, minus the exercise price.

EMPLOYMENT AGREEMENTS AND REPRICING OF OPTIONS

        The Company entered into a three-year employment agreement with Herm Rosenman in September 1997, pursuant to which Mr. Rosenman was employed as President and Chief Executive Officer of the Company. The term of this agreement was extended to five years by amendment in December 1997 and the term was subsequently extended to seven years by amendment in December 1999. Under the terms of this agreement, as amended, Mr. Rosenman is to receive base compensation of $17,361 for each month of the first, second and third years, and at least $20,000 for each month of the fourth through seventh years, of the term. In accordance with the terms of the employment agreement and as agreed to by the parties, the Company deferred payment of $7,361 each month for the months of September and October 1997, $4,861 each month for the months of November and December 1997 and $2,361 each month during the year of 1998. Pursuant to the employment agreement, the Company is to pay all amounts so deferred in equal monthly installments throughout the remainder of the term commencing January 1999, determined by dividing the total amount of payments deferred by the total number of monthly payments remaining during the term as of January 1, 1999. As of January 1, 1999, the total amount deferred was $52,778 (the "Deferred Amount"). As of December 31, 1999, the Company paid Mr. Rosenman $31,668 in partial payment of the Deferred Amount.

        Under the terms of his employment agreement, Mr. Rosenman is also eligible to participate in any bonus plans applicable to executive officers of the Company as may be established by the Board. The employment agreement also provides for reimbursement of Mr. Rosenman for certain automobile expenses and provides him with a motorcycle manufactured by the Company for his personal use. If Mr. Rosenman serves the full term of his employment agreement, title to this motorcycle will be transferred to him at the end of the term. The employment agreement further provides that in the event that Mr. Rosenman becomes physically or mentally disabled or incapacitated during any period of the term, the Company will pay him his base compensation less the aggregate amount of all income disability benefits that he may, or may be entitled to, receive for such period. Mr. Rosenman's employment agreement also provides that on the date of any termination without cause of Mr. Rosenman's employment under his employment agreement arising from a change in control, the Company is obligated to pay to Mr. Rosenman an amount equal to 18 months' salary, as determined according to the amount paid to Mr. Rosenman at the time of termination, payable on a monthly basis.

        As set forth in footnote (1) to the executive compensation table, Mr. Rosenman resigned as President and Chief Executive Officer of the Company on April 3, 2000. The Company is considering whether any additional sums, other than the remaining portion of the Deferred Amount, may be due and owing to Mr. Rosenman under his agreements with the Company subsequent to the date of his resignation.

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

        In December 1998, all 473,334 options were canceled and new options were issued at an exercise price of $3.00 per share, which price includes a premium of approximately 20% above the fair market value of the Common Stock as of the date of approval by the Compensation Committee. In lieu, partially, of a cash bonus, the Compensation Committee approved the reduction in the exercise price from $4.00 to $3.00 per share to provide greater economic incentive to Mr. Rosenman to remain with the Company and to avoid the expense to the Company of a cash or stock bonus. As a result of this stock option repricing, the Company canceled a total of 473,334 stock options and granted the same number of new stock options at the aforementioned exercise price of $3.00 per share. Under the original stock grant and stock option agreement, the vesting schedule for the 460,000 options granted thereunder provided (after giving effect to the reverse stock split of the Company's Common Stock that was effected as of February 5,
1998) for vesting of 80,000 options on September 1, 1998, 80,000 options on September 1, 1999 (of which 40,000 were performance-based options), and 100,000 options (of which 50,000 were performance-based options) on each of September 1, 2000, September 1, 2001 and September 1, 2002. Pursuant to the amendment to Mr. Rosenman's stock grant and stock option agreement, this vesting schedule was amended in December 1998 to provide, in partial substitution for a cash bonus, for vesting of the remaining then - unvested 380,000 options as follows: 80,000 options (of which 40,000 options were performance-based options) on December 31, 1998 and 100,000 options (of which 50,000 options are performance-based options) on each of December 31, 1999, December 31, 2000 and

December 31, 2001. It is the Company's position that, as of the date of Mr. Rosenman's resignation, 210,000 out of the 460,000 options granted under Mr. Rosenman's stock grant and stock option agreement, as amended, were vested.

        At the end of 1998, the Board of Directors approved the award of 1998 model motorcycles or a bonus to certain members of senior management, including Mr. Rosenman. Mr. Rosenman has not yet accepted a 1998 motorcycle which the Company has made available to him in satisfaction of the Company's obligation to provide him with a bonus motorcycle. The Company has valued this 1998 model motorcycle at approximately $12,800.

        In May 1999, the Compensation Committee of the Board of Directors granted to Mr. Rosenman options to purchase 100,000 shares of the Company's common stock. 50,000 of these options are to vest upon the sooner to occur of:
(i) the Company's common stock trading at an average of $6.00 or higher for both: (A) 90 consecutive trading days during any twelve month period preceding the filing of the Corporation's year end financial statements with the SEC, and
(B) the ten trading days immediately following the dated on which the Corporation files its year end financial statements with the SEC, or (ii) the first to occur of: (A) the termination of Mr. Rosenman's employment with the Company other than for cause; (B) a change of control of the Company, whereby substantially all of the assets of the Company are sold or an investor or group buys over 50% of the Company's fully diluted shares outstanding; or (C) August 31, 2003. The remaining 50,000 options granted to Mr. Rosenman are to vest upon the sooner to occur of: (i) the Company's common stock trading at an average of $9.00 or higher for both: (A) 90 consecutive trading days during any twelve month period preceding the filing of the Company's year end financial statements with the SEC, and (B) the ten trading days immediately following the dated on which the Company files its year end financial statements with the SEC, or (ii) the first to occur of: (A) the termination of Mr. Rosenman's employment with the Corporation other than for cause; (B) a change of control of the Corporation, whereby substantially all of the assets of the Corporation are sold or an investor or group buys over 50% of the Corporation's fully diluted shares outstanding; or (C) August 31, 2003. It is the Company's position that, as of the date of Mr. Rosenman's resignation, none of the 100,000 options were vested.

        In November 1998, the Company entered into a three year employment agreement with Harold L. Collins, pursuant to which Mr. Collins is employed as the Company's general counsel at an initial annual salary of $150,000. Mr. Collins' salary will be adjusted annually based on a review of his performance and the Company's financial condition at the time of such adjustment. The employment agreement provides that Mr. Collins shall be eligible to participate in such bonus plans, stock grant and stock option plans applicable to executive officers of the Company as may be established by the Board of Directors from time to time, pursuant to the terms of such plans. Upon termination upon a change of control, Mr. Collins is entitled to payment equal to six months salary, based on his then current rate of compensation. If he is terminated for any other reason, he is entitled to receive six months of severance pay if he has been employed for one year or less, and one year of severance pay if he has been employed for more than one year. In November 1998, the Company also granted to Mr. Collins options to purchase 30,000 shares of the Company's common stock at an exercise price of $3.63 per share. These options expire in November 2003.

COMPENSATION OF DIRECTORS

        During the fiscal year ended December 31, 1999, no cash compensation was paid to directors of the Company for their services as directors.

        As partial consideration for Mr. Rosenman's services as a director of the Company, on September 1, 1997, the Company granted to Mr. Rosenman options to purchase 10,000 shares of Common Stock at an exercise price of $5.00 per share, which were repriced at $4.00 per share on October 22, 1998 and repriced again at $3.00 per share on December 28, 1998.

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

        In September 1999, the Company's five directors were each awarded options under the Plan for the purchase of 2,000 shares of Common Stock, all with an exercise price of $1.75 per share, none of which were exercised during that year. The options expire in September 2004.

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

        To the Company's knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to the Company by reporting persons during, and with respect to, its fiscal year ended December 31, 1999, and on a review of written representations from reporting persons to the Company that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding ownership of the Company's voting securities, which include its Common Stock and Series B Preferred Stock, as of April 11, 2000, by each director of the Company, the chief executive officer of the Company, each person known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and all of the directors and the chief executive officer of the Company as a group, excluding in each case rights under options or warrants not exercisable within 60 days. All persons named have sole voting power and investment power over their shares except as otherwise noted. The figures set forth below have been adjusted to reflect the Company's reverse stock split as of February 5, 1998.

                              NAME AND ADDRESS OF                     NUMBER OF    PERCENT OF
TITLE OF CLASS                 BENEFICIAL OWNER                     SHARES OWNED      CLASS
--------------                -------------------                   ------------   ----------
Common Stock              Humbert Powell, III(1)                      17,000(2)        *(3)
                          712 Fifth Avenue, 11th Floor
                          New York, NY 10019

Common Stock              John K. Russell(4)                          17,000(5)        *(3)
                          3810 Wacker Drive
                          Mira Loma, CA 91752

Common Stock              Harold L. Collins (6)                       30,000(7)        *(3)
                          3810 Wacker Drive
                          Mira Loma, CA 91752

Common Stock              Michael J. Fisher (8)                            0           *(3)
                          3810 Wacker Drive
                          Mira Loma, CA 917523

Common Stock              Kenneth Schwartz(9)                              0           *
                          3810 Wacker Drive
                          Mira Loma, CA 91752

Common Stock              Bulldog Capital Management                 470,168(10)     5.2%(3)
                          Limited Partnership
                          33 Garden Avenue North
                          Suite 750
                          Clearwater, FL 34615

Common Stock              Austost Anstalt Schaan                     694,263(11)     7.8%
                          7440 Fuerstentum
                          Lichenstein, Landstrasse 163

Common Stock              Tusk Investments Inc.                      607,705         6.8%
                          P.O. Box 4603
                          Zurich, Switzerland

Common Stock              Directors and Officers as a Group(5)        64,000           *%(3)

Series B Pfd. Stock       Mull Acres Investments, Inc.               600,000        85.4%(12)(13)
                          c/o Furman Selz
                          230 Park Avenue
                          New York, NY 10169

Series B Pfd. Stock       Len Lichter                                102,194        14.6%(14)(13)
                          405 Park Avenue
                          New York, NY 10022

Series B Pfd. Stock       Directors and Officers as a Group(5)             0           0%(13)

----------

 * Represents less than 1% of the outstanding shares of Common Stock of the Company as of April 11, 2000.

(1)  Mr. Powell is a director of the Company.

(2)  Issuable upon exercise of presently exercisable options.

(3) Percent of class calculation based on 8,947,493 shares of Common Stock outstanding as of April 11, 2000, plus number of shares of Common Stock, if any, issuable to the named securityholders upon conversion of preferred stock and/or exercise of options and warrants exercisable within 60 days.

(4)  Mr. Russell is a director of the Company.

(5)  Issuable upon exercise of presently exercisable options.

(6) Mr. Collins is a director, interim chief operating officer, vice president and general counsel of the Company.

(7)  Issuable upon the exercise of currently exercisable options.

(8)  Mr. Fisher is chief financial officer of the Company.

(9)  Mr. Schwartz is a director of the Company.

(10) Bulldog Capital Management Limited Partnership ("BCM, L.P."), Bulldog Capital Management, Inc.("BCM, Inc."), the general partner of BCM, L.P., Ronald J. Pollack ("Pollack"), the controlling shareholder of BCM Inc., and Foxhound Fund Limited Partnership ("Foxhound"), of which BCM, L.P. is the general partner, filed an Amendment No. 1 to Schedule 13G dated December 31, 1999 indicating that BCM, L.P., BCM, Inc., and Pollack share voting power and dispositive power with respect to 470,168 shares, and that BCM, L.P., BCM, Inc., Pollack and Foxhound share voting power and dispositive power with respect to 343,834 shares. The Amendment No. 1 to Schedule 13G also states that BCM, L.P. is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares, and that no individual client's holdings are more than 5% of the class. The principal offices of BCM, L.P., BCM, Inc., Foxhound and Pollack are located at 33 Garden Avenue North, Suite 750, Clearwater, Florida 34615.

(11) Based on Amendment No. 2 to Schedule 13A filed by Austost Anstalt Schaan on April 7, 2000.

(12) Represents 1.3% of the outstanding Common Stock of the Company as of March 7, 2000, assuming conversion of said 600,000 shares of Series B Preferred Stock to Common Stock on such date.

(13) Percent of class calculation based on 702,194 shares of Series B Preferred Stock outstanding as of April 11, 2000.

(14) Represents less than 1% of the outstanding Common Stock of the Company as of April 11, 2000, assuming conversion of said 102,194 shares of Series B Preferred Stock to Common Stock on such date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1996 and 1997, the Company incurred a total of $115,603 fees to Meyer, Duffy & Associates, Inc. ("Meyer, Duffy"), for consulting services with respect to capital raising. Mr. Don Duffy, a former director of the Company, is a principal of Meyer, Duffy. Mr. Duffy resigned from the board of directors on December 31, 1999. The fees were paid by the Company in May and June of 1998.

        In private offerings in January and June of 1997, the Company sold $2,210,000 principal amount of 12% promissory notes and $2,710,000 principal amount of 9.75% promissory notes, respectively. MD Strategic L.P. ("MD Strategic"), PV II L.P. ("PV II") and MD Ventures III ("MDV III"), partnerships in which Mr. Duffy is a general partner, purchased an aggregate of $1,480,000 of such notes. In August 1998, the notes held by the partnerships plus accrued interest thereon were converted into a total of 1,559,742 shares of Series B Preferred Stock. These shares were subsequently converted into a total of 311,950 shares of Common Stock, after giving effect to the Company's reverse stock split which became effective on February 5, 1998 (the "reverse split").

        In connection with the January 1997 issuance of the 12% promissory notes, the Company issued 1,105,000 warrants ("C Warrants") to purchase an equivalent number of shares of Common Stock (221,000 shares of Common Stock on a post-reverse split basis). Of this number, a total of 375,000 C Warrants were issued to MD Strategic and PV II. In September 1997, MD Strategic and PV II received 275,000 shares of Common Stock (55,000 shares on a post reverse split basis) upon the exercise of an equivalent number of warrants. PV II continues to hold Series C Warrants entitling it to purchase 20,000 shares of Common Stock on a post-reverse split basis.

        In connection with the June 1997 issuance of the 9.75% promissory notes, the Company issued 1,367,501 warrants ("E Warrants") to purchase an equivalent number of shares of Common Stock of the Company (273,500 shares of Common Stock on a post-reverse split basis). Of this number, a total of 365,000 E Warrants were issued to MD Strategic and MDV III. These warrants entitle MD Strategic and MDV III to purchase a total of 73,000 shares of Common Stock on a post reverse split basis.

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

        On April 1, 1998, Meyer, Duffy entered into a Consulting Agreement with the Company pursuant to the terms of which Meyer, Duffy agreed to provide the Company consulting services with respect to capital raising and providing industry research in exchange for a fee of $117,600 (payable in monthly installments of $4,900 over a period of two years) and warrants to purchase 25,000 shares of Common Stock of the Company with an exercise price of $4.00 per share. The Company has made payments totaling $67,691 under the Consulting Agreement through the date hereof.

        In October 1998, the Company obtained another bridge loan from MD Strategic in the amount of $300,000. The loan is evidenced by an unsecured note bearing interest at 18% per annum and was due, together with accrued interest, on the earlier of December 31, 1999 or upon receipt by the Company of funds from a third-party lender. In January 2000, MD Strategic assigned the note, on which there was accrued approximately $82,200 in interest and fees, to W3 Holdings, Inc. W3 Holdings has agreed to extend the term of the note to March 31, 2000. The Company is currently negotiating with W3 Holdings to convert its notes into an equity interest in the Company.

        In November 1999, the Company obtained another loan in the amount of $300,000 from William Whalen, a stockholder of the Company. The loan originally was evidenced by two promissory notes in the principal amounts of $200,000 and $100,000 respectively, each bearing interest at a rate of 12% per annum, and maturing on March 31, 2000. In January 2000, the notes were replaced by two amended and restated promissory notes in the principal amounts of $156,638 and $150,000, respectively. The amended and restated $156,638 note evidences $150,000 of the principal amount of the original $200,000 note, $4,338 of accrued interest on the original $200,000 note and $2,300 of accrued interest on the original $100,000 note. The amended and restated $150,000 note evidences the entire principal amount of the original $100,000 note, plus $43,362 of the original principal amount of the $200,000 note. Both the $156,638 and $150,000 amended and restated notes bear interest at a rate of 12% per annum and mature on March 31, 2000. Mr. Whalen subsequently assigned the amended and restated
note in the amount of $150,000 to W3 Holdings, while continuing to hold the amended and restated $156,638 note. The Company is currently negotiating with W3 Holdings and Mr. Whalen to convert both amended and restated notes into an equity interest in the Company.

        In May 1998, the Company entered into an agreement with Cana Capital Corporation, a company owned by Bruce Scott, a former director, pursuant to which Cana Capital would provide $1.5 million in floor financing for the Company's motorcycles. In April 1999, Cana Capital elected to terminate the flooring agreement. Thereafter, Cana Capital allowed the Company several months to pay off the balance on the floor financing. In approximately August 1999, a dispute arose between Cana Capital and the Company as to claims the Company had against Cana Capital, which offset in whole or in part the balance remaining on the floor financing. Cana Capital subsequently filed suit against the Company in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida. The Company is defending the action and is cross-complaining against Cana Capital to offset the balance owed on the floor financing, which, according to the Company's records, is approximately $309,087 as of December 31, 1999. The Company believes that it has potential offsets against Cana Capital and Mr. Scott which would reduce this balance. Advances under the Cana Capital line of credit bear interest at a rate of 2% over the prime rate if used to finance the acquisition of new vehicles, and 5% over the prime rate if used to finance the acquisition of used vehicles. As of March 31, 2000, the interest rate for advances on new vehicles and used vehicles was 10.83% and 13.83%, respectively. Settlement negotiations as to all claims against Mr. Scott, Cana Capital and other affiliated companies of Mr. Scott (see discussion of Big Bike matter below) are currently pending.

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

        In September 1998, the Company entered into a sublease agreement and a repayment agreement with Big Bike of Daytona, Inc. ("Big Bike"), a Florida corporation owned by Mr. Scott. Pursuant to the terms of the sublease agreement, the Company agreed to sublease to Big Bike, for an original term of three years, with an option to renew for an additional three years, premises to be used by Big Bike for the operation of an independent motorcycle retail business. Under the repayment agreement, the Company agreed to reimburse Big Bike for a portion of the cost of certain tenant improvements advanced by Big Bike; such reimbursement to be made by an offset by Big Bike against the rent otherwise due under the sublease. All profits made by Big Bike on sales of motorcycles, parts and other inventory consigned by the Company were to be applied to rent due under the sublease until the amount paid under the sublease in any given year equaled the rent the Company is obligated to pay on the master lease for the premises; thereafter, Big Bike was obligated to pay the Company half of net profits on sales of consigned inventory from the Company. Total rent due under the sublease was capped at the lesser of actual net profits from the sale of consigned inventory from the Company or the amount owed by the Company under the master lease. Due to a dispute with Mr. Scott, the Company withheld payment on the master lease, causing Mr. Scott to declare a default on his sublease and repayment agreement and to repudiate any further obligations under these agreements. Settlement negotiations as to all claims against Mr. Scott and Big Bike are currently pending.

        The Company has entered into an employment agreement and a stock grant and stock option agreement with Herm Rosenman, president and chief executive officer of the Company. See Item 10 -- "Executive Compensation." The Company has also entered into an employment agreement with Harold L. Collins, vice president and general counsel of the Company. See Item 10 -- "Executive Compensation."

        In May 1998, the Company entered into a three-year employment agreement with Diana Rosenman pursuant to which Ms. Rosenman is employed as Director of Marketing and Public Relations. Ms. Rosenman is the wife of Herm Rosenman, the Company's former president and chief executive officer. Under the terms of the employment agreement, Ms. Rosenman earns an annual minimum salary of $110,000, subject to annual review by the Board's compensation committee. In addition, the Company agreed to grant Ms. Rosenman an option to purchase 16,000 shares of the Company's Common Stock at $4.00 per share, vesting over a period of three years. Upon termination other than for cause, Ms. Rosenman is entitled to payment equal to six months salary, based on her then current rate of compensation. In May 1999, the compensation committee of the board of directors elected to grant Ms. Rosenman a salary increase of $10,000 per annum, plus options to purchase an additional 37,000 shares of the Company's Common Stock at an exercise price of $3.06 per share.

        In November 1999, the Company issued Mr. Duffy the compensation due to him for time served as co-CEO in 1997. Mr. Duffy was entitled to receive a motorcycle valued at $20,000. In lieu of a motorcycle Mr. Duffy received a Cobra replica sports car that was exchanged for three motorcycles valued on the Company's books at approximately $26,000. The Company incurred the expense of $500 for the transportation of the motor vehicle to Mr. Duffy.

        In January 2000, the Company provided Mr. Rosenman with a non-bearing interest loan for $60,000. The loan was repaid in March 2000.

        During the fiscal year ended 1999, certain managers were awarded a motorcycle as additional compensation for 1998.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

        a. LIST OF EXHIBITS:

  EXHIBIT
   NUMBER                                                         DESCRIPTION
  -------                                                         -----------
    2.1       Agreement and Plan of Reorganization dated August 4, 1994 among HDL Communications (now known as Bikers Dream, Inc.),
              Biker Dream, Inc. and the stockholders of Bikers Dream, Inc., as amended by agreements dated November 11, 1994,
              February 3, 1995 and February 20, 1995.(1)

    2.2       Asset Purchase Agreement dated January 18, 2000 between Bikers Dream, Inc. and V-Twin

  EXHIBIT
   NUMBER                                                         DESCRIPTION
  -------                                                         -----------
              Holdings, Inc.(12)

    2.3       Asset Purchase Agreement dated January 30, 1997 among the Company, Ultra Acquisition Corporation and Mull Acres
              Investments, Inc.(3)

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

    3.2       Bylaws, as amended, of the Company.(1)

    4.1       Form of Certificate of Common Stock of the Company.(11)

    4.2       Articles of Incorporation of Company, as amended (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and 3.1.6).

    4.3       Bylaws, as amended, of the Company (included as Exhibit 3.2).

    4.4       Loan Agreement dated June 22, 1998 between FINOVA Mezzanine Capital Inc. (formerly known as Sirrom Capital Corporation
              d/b/a/ Tandem Capital) and the Company and Ultra Acquisition Corporation as Borrowers (included as Exhibit 10.25).

    4.5       First Amendment to Loan Agreement and Loan Documents dated as of January 31, 2000 between FINOVA Mezzanine Capital
              Inc. and the Company and Ultra Motorcycle Company (f/k/a Ultra Acquisition Corporation) as Borrowers (included as
              Exhibit 10.26).

   10.1       Lease dated August 5, 1993 between the Company and McFadden Plaza.(1)

   10.2       Lease dated November 1, 1994 between the Company and Valley View Partnership.(1)

   10.3       Lease dated February 8, 1995 between the Lily Company and Jim Kinnicutt and Susan Rasmussen d/b/a Bikers Dream of
              Sacramento.(4)

   10.4       Lease dated October 30, 1996 between the Company and Inland Industries.(4).

   10.5       Form of Series D Preferred Stock Subscription Agreement dated February 5, 1999.(10)

   10.6       Form of Series D First Put Stock Subscription Agreement dated October 12, 1999. (13)

   10.7       The 1995 Incentive Stock Option Plan of the Company, as amended.(2)+

   10.8       The 1995 Non-Qualified Stock Option Plan of the Company, as amended.(2)+

   10.9       The 1995 Non-Qualified Directors' Stock Option Plan of the Company, as amended.(2)+

   10.10      1998 Stock Compensation Plan.(9)+

   10.11      Bikers Dream, Inc. 1998 Stock Option Plan.(8)+

   10.12      Security Agreement dated January 30, 1997 between the Company and Mull Acres Investments, Inc.(4)

   10.13      Lease dated February 12, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.(4)

   10.14      Lease dated October 11, 1996 between Mull Acres Investments, Inc. and Lincoln Riverside Business Center.(4)

   10.15      Employment Agreement dated August 31, 1997 between the Company and Herm Rosenman.(6)+

   10.16      Amendment to Employment Agreement dated August 31, 1997 between the Company and Herm Rosenman.(6)+

   10.17      Stock Grant and Stock Option Agreement dated December 24, 1997 between the Company and Herm Rosenman.(6)+

   10.18      Amendment to Stock Grant and Stock Option Agreement dated as of December 28, 1998 between the Company and Herm
              Rosenman.(11)

   10.19      Second Amendment to Employment Agreement dated as of December 31, 1999 between the

  EXHIBIT
   NUMBER                                                         DESCRIPTION
  -------                                                         -----------
              Company, Ultra Acquisition Corporation and Herm Rosenman.

   10.20      Employment Agreement, dated as of November 1, 1998 between the Company and Harold L. Collins.

   10.21      Amended and Restated Promissory Note dated October 13, 1998 payable to the order of MD Strategic L.P. in the amount of
              $300,000.(14)

   10.22      Allonge dated January 24, 2000 assigning to w3 Holdings, Inc. Amended and Restated Promissory Note dated October 13,
              1998 payable to the order of M.D. Strategic L.P.

   10.23      Letter Agreement from w3 Holdings, Inc. extending term of Amended and Restated Promissory Note dated October 13, 1998 payable to the order of M.D. Strategic L.P.

   10.24      Consulting Agreement dated April 1, 1998 between the Company and Meyer Duffy & Associates.(11)

   10.25      Loan Agreement dated June 22, 1998 between Sirrom Capital Corporation d/b/a Tandem Capital and the Company and Ultra
              Acquisition Corporation as Borrowers.(11)

   10.26      First Amendment to Loan Agreement and Loan Documents dated as of January 31, 2000 between FINOVA Mezzanine Capital
              Inc. and the Company and Ultra Motorcycle Company (f/k/a/ Ultra Acquisition Corporation) as Borrower.

   10.27      12% Secured Promissory Note Due June 22, 2001 by the Company and Ultra Acquisition Corporation payable to the order of
              Sirrom Capital Corporation d/b/a Tandem Capital.(11)

   10.28      Stock Purchase Warrant by the Company dated June 22, 1998 issued by the Company to Sirrom Capital Corporation d/b/a
              Tandem Capital.(11)

   10.29      Registration Rights Agreement dated as of June 22, 1998 between the Company and Sirrom Capital Corporation d/b/a
              Tandem Capital.(11)

   10.30      Stock Purchase Warrant by Bikers Dream, Inc. dated November 17, 1997 issued by the Company to Sirrom Capital
              Corporation d/b/a Tandem Capital.(11)

   10.31      Registration Rights Agreement dated as of November 17, 1997 between the Company and Sirrom Capital Corporation d/b/a
              Tandem Capital.(11)

   10.32      Collateral Assignment of Promissory Note dated as of January 31, 2000 between Bikers Dream, Inc. and FINOVA Mezzanine
              Capital Inc.

   10.33      Pledge and Security Agreement dated as of January 31, 2000 between Bikers Dream, Inc. and FINOVA Mezzanine Capital
              Inc.

   10.34      Form of Loan and Security Agreement dated May 28, 1999 in series of loan agreements between the Company and Cana
              Capital Corporation in connection with loans to the Company in an aggregate maximum principal amount of
              $1,500,000.(11)

   10.35      Form of Promissory Note dated May 28, 1999 in series of promissory notes between the Company and Cana Capital
              Corporation evidencing loans to the Company in an aggregate maximum principal amount of $1,500,000.(11)

   10.36      Form of Manufacturer's Recourse Agreement dated May 28, 1999 in series of agreements between the Company and Cana
              Capital Corporation in connection with loans to the Company in an aggregate maximum principal amount of
              $1,500,000.(11)

   10.37      Form of Program Letter dated May 28, 1999 in series of agreements between the Company and Cana Capital Corporation in connection with loans to the Company in an aggregate maximum principal amount of $1,500,000.(11)

   10.38      Lease dated as of January 15, 1999 between LDT Company, Carol M. Carson, David Carson and Tim Carson as Partners and
              Bikers Dream International, together with addendum (relating to Mira Loma facilities).(11)

   10.39      Sublease dated as of January 15, 1999 between PrimeLine Products Company and Bikers Dream International and LDT
              Company, Carol M. Carson, David Carson and Tim Carson, together with addendum (relating to Mira Loma facilities).(11)

   10.40      Termination of License Agreement and Mutual Release dated as of October 29, 1998 between the Company and Big Bike
              Boutique, Inc.(11)

   10.41      Sublease Agreement dated September, 1998 between the Company and Big Bike of Daytona, Inc.(11)

   10.42      Agreement dated September 10, 1998 between Bikers Dream, Inc. and Big Bike of Daytona,

  EXHIBIT
   NUMBER                                                         DESCRIPTION
  -------                                                         -----------
              Inc.(11)

   10.43      Promissory Note dated November 18, 1999 in the principal amount of $100,000 from the Company payable to Bill Whalen.

   10.44      Promissory Note dated November 22, 1999 in the principal amount of $200,000 from the Company payable to Bill Whalen.

   10.45      Amended and Restated Promissory Note dated January 27, 2000 in the principal amount of $150,000 from the Company payable to Bill Whalen.

   10.46      Amended and Restated Promissory Note dated January 27, 2000 in the principal amount of $156,638 payable to Bill
              Whalen.

   10.47      Allonge dated January 26, 2000 assigning to w3 Holdings Amended and Restated Promissory Note dated January 27, 2000 in the principal amount of $150,000.

   21.1       List of subsidiaries.(2)

   23.1       Consent of Independent Certified Public Accountants.

   27         Financial Data Schedule.

----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 33-92294) filed with the Commission on May 31, 1995 and Amendment No. 1 thereto filed with the Commission on October 16, 1995.

(2) Previously filed as an exhibit to the Company's Form 10-KSB dated April 12, 1996 for the fiscal year ended December 31, 1995 filed with the Commission on April 15, 1996.

(3) Previously filed as an exhibit to the Company's Form 8-K dated January 30, 1997 filed with the Commission on February 14, 1997.

(4) Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Commission on April 15, 1997.

(5) Previously filed as an exhibit to the Company's Form 10-QSB for the fiscal quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(6) Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Commission on April 15, 1998.

(7) Previously filed as an exhibit to the Company's Form 10-QSB for the fiscal quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

(8) Previously filed as an exhibit to the Company's proxy statement filed with the Commission on July 8, 1998.

(9) Previously filed as an exhibit to the Company's registration statement on Form S-8 filed with the Commission on December 15, 1998.

(10) Previously filed as an exhibit to the Company's registration statement on Form S-3 filed with the Commission on February 11, 1999.

(11) Previously filed as an exhibit to the Company's Form 10-KSB dated April 15, 1999 for the fiscal year ended December 31, 1998, filed with the Commission on April 15, 1999.

(12) Previously filed as an exhibit to the Company's Form 8-K dated January 18, 2000 filed with the Commission on January 26, 2000.

(13) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on November 12, 1999.

(14) Previously filed as an exhibit to the Company's Form 10-QSB for the fiscal quarter ended September 30, 1999 filed with the Commission on November 22, 1999.

 +   A compensatory plan or arrangement.

b. REPORTS ON FORM 8-K.

        (1) Report on Form 8-K dated October 20, 1999 filed with the Commission on October 21, 1999

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Bikers Dream, Inc.

Dated: April 14, 2000                      By: /s/ Harold L. Collins
                                              ---------------------------------
                                              Harold L. Collins, Interim Chief
                                              Operating Officer, Vice President,
                                              General Counsel and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  NAME                                TITLE                           DATE
                  ----                                -----                           ----
/s/ Harold L. Collins                    Interim Chief Operating Officer,        April 14, 2000
----------------------------------       Vice President, General Counsel and
           Harold L. Collins             Director (Principal Executive
                                         Officer)


/s/ Michael Fisher                       Chief Financial Officer                 April 14, 2000
----------------------------------       (Principal Financial and
            Michael Fisher               Accounting Officer)


/s/ John Russell                                                                 April 14, 2000
----------------------------------
             John Russell

/s/ Humbert Powell                       Director                                April 14, 2000
----------------------------------
            Humbert Powell

/s/ Kenneth Schwartz                     Director                                April 14, 2000
----------------------------------
           Kenneth Schwartz

                               BIKERS DREAM, INC.,
                          DBA ULTRA MOTORCYCLE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                                       Page
                                                                                       ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                       1

FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                                         2 - 3

    Consolidated Statements of Operations                                              4 - 5

    Consolidated Statements of Shareholders' Equity                                    6 - 8

    Consolidated Statements of Cash Flows                                             9 - 11

    Notes to Consolidated Financial Statements                                        12 - 45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc., dba Ultra Motorcycle Company

We have audited the accompanying consolidated balance sheet of Bikers Dream, Inc., dba Ultra Motorcycle Company and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bikers Dream, Inc., dba Ultra Motorcycle Company and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, its total liabilities exceed its total tangible assets, and the Company is involved in several lawsuits, which could have a negative impact on the Company. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 4, 2000

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                    $ 1,434,781
    Accounts receivable, net of allowance for doubtful accounts of $312,376        2,250,939
    Other receivables                                                                 54,175
    Inventories                                                                    4,354,194
    Prepaid expenses and other current assets                                        240,279
    Net assets of discontinued operations                                          1,248,088
                                                                                 -----------

           Total current assets                                                    9,582,456

FURNITURE AND EQUIPMENT, net of accumulated depreciation and
    amortization of $602,317                                                         988,248
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of accumulated
    amortization of $614,448                                                       2,404,907
DEBT ISSUANCE COSTS, net of accumulated amortization of $80,887                       80,888
DEPOSITS AND OTHER ASSETS                                                            346,413
                                                                                 -----------

                  TOTAL ASSETS                                                   $13,402,912
                                                                                 ===========



   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of notes payable                                                  $    153,881
    Current portion of capital lease obligations                                            62,584
    Accounts payable                                                                     2,685,624
    Accrued expenses                                                                     1,949,426
    Accrued legal and settlement costs                                                     813,000
    Advances on financing agreements - related party                                       309,087
    Notes payable - related parties                                                        600,000
                                                                                      ------------

        Total current liabilities                                                        6,573,602

NOTES PAYABLE, less current portion                                                      4,564,562
CAPITAL LEASE OBLIGATIONS, less current portion                                             90,324
                                                                                      ------------

           Total liabilities                                                            11,228,488
                                                                                      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Series A, convertible preferred stock, no par value
        Aggregate liquidation preference of $175,000
           30 shares authorized
           0 shares issued and outstanding                                                       -
    Series B, convertible preferred stock, no par value
        Cumulative dividends, aggregate liquidation preference of
           $702,194 per share; 8,000,000 shares authorized
           702,194 shares issued and outstanding                                           702,194
    Series C, convertible preferred stock, no par value
        Cumulative dividends, aggregate liquidation preference of $25,000
           300 shares authorized
           0 shares issued and outstanding                                                       -
    Series D, convertible preferred stock, $0.01 par value Cumulative dividends, aggregate liquidation preference of $1,780,000
           3,500 shares authorized
           1,780 shares issued and outstanding                                                  18
    Additional-paid-in-capital, Series D Preferred Stock                                 1,438,526
    Common stock, no par value
        25,000,000 shares authorized
        5,725,896 issued and outstanding                                                23,831,804
    Accumulated deficit                                                                (23,798,118)
                                                                                      ------------

               Total shareholders' equity                                                2,174,424
                                                                                      ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 13,402,912
                                                                                      ============


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                              1999               1998
                                                                          ------------       ------------
REVENUES                                                                  $ 22,308,983       $ 15,853,481

COST OF GOODS SOLD                                                          18,251,001         15,328,365
                                                                          ------------       ------------

GROSS PROFIT                                                                 4,057,982            525,116
                                                                          ------------       ------------

EXPENSES
    Selling, general, and administrative expenses                            5,289,597          3,741,693
    Depreciation and amortization                                              508,816            415,212
                                                                          ------------       ------------

        Total expenses                                                       5,798,413          4,156,905
                                                                          ------------       ------------

OPERATING LOSS FROM CONTINUING OPERATIONS                                   (1,740,431)        (3,631,789)
                                                                          ------------       ------------

OTHER INCOME (EXPENSE)
    Interest expense                                                          (796,639)          (650,261)
    Legal and settlement costs                                                (813,000)                 -
    Other income, net                                                            5,731             77,812
                                                                          ------------       ------------

        Total other income (expense)                                        (1,603,908)          (572,449)
                                                                          ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED
    OPERATIONS, PREFERRED STOCK DIVIDENDS, AND BENEFICIAL
    CONVERSION                                                              (3,344,339)        (4,204,238)

PROVISION FOR INCOME TAXES                                                         800                800
                                                                          ------------       ------------

LOSS BEFORE DISCONTINUED OPERATIONS, PREFERRED STOCK
    DIVIDENDS, AND BENEFICIAL CONVERSION                                    (3,345,139)        (4,205,038)

LOSS ON DISCONTINUED OPERATIONS
    Loss on discontinued operations, net of provision for income
        taxes of $0                                                           (532,050)          (281,589)
    Loss on disposal of Retail Division, net of provision for income
        taxes of $0                                                         (1,782,144)                 -
                                                                          ------------       ------------

LOSS BEFORE PREFERRED STOCK DIVIDENDS AND BENEFICIAL
    CONVERSION                                                              (5,659,333)        (4,486,627)

PREFERRED STOCK DIVIDENDS, net of forfeited dividends                                -            128,445


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                  1999                1998
                                                              -------------       -------------
BENEFICIAL CONVERSION FEATURE GRANTED ON PREFERRED STOCK      $    (394,854)      $  (1,335,534)
                                                              -------------       -------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                     $  (6,054,187)      $  (5,693,716)
                                                              =============       =============

BASIC AND DILUTED LOSS PER SHARE
    From continuing operations                                $       (0.72)      $       (1.31)
    From discontinued operations                                      (0.45)              (0.07)
                                                              -------------       -------------

        TOTAL BASIC AND DILUTED LOSS PER SHARE                $       (1.17)      $       (1.38)
                                                              =============       =============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING             5,183,186           4,125,309
                                                              =============       =============


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                                                  Additional
                                                                                   Paid-In
                                            Series A, B, C, and D                  Capital
                                         Convertible Preferred Stock               Series D                 Common Stock
                                      ---------------------------------            Preferred        -------------------------------
                                         Shares               Amount                 Stock             Shares             Amount
                                      ------------         ------------           ------------      ------------        -----------
BALANCE, DECEMBER 31, 1997               5,751,388         $  6,223,885                 $  -           2,544,926        $ 11,199,995
PRIVATE PLACEMENTS, net of
   offering costs                              123            2,944,985
RELATED PARTY DEBT CONVERTED
   TO SERIES C PREFERRED STOCK                  32              800,000
ACCOUNTS PAYABLE AND
   ACCRUED EXPENSES CONVERTED
   TO EQUITY                                                                                              57,062             250,000
CONVERSION OF SERIES A
   PREFERRED STOCK                              (2)            (315,000)                                  46,667             315,000
CONVERSION OF SERIES B
   PREFERRED STOCK                      (5,049,191)          (5,049,191)                               1,009,838           5,049,191
CONVERSION OF SERIES C
   PREFERRED STOCK                            (155)          (3,744,985)                               1,255,599           3,744,985
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDENDS                                                                               4,667              35,000
EXERCISE OF SERIES D
   WARRANTS FOR CASH                                                                                      20,000              80,000
EXERCISE OF SERIES F
   WARRANTS FOR CASH                                                                                      55,000             275,000
EXERCISE OF STOCK OPTIONS
   FOR CASH                                                                                               76,167             228,500

                                      Subscriptions       Accumulated
                                        Receivable          Deficit              Total
                                       ------------       ------------        ------------
BALANCE, DECEMBER 31, 1997                   $  -         $(11,752,191)       $  5,671,689
PRIVATE PLACEMENTS, net of
   offering costs                                                                2,944,985
RELATED PARTY DEBT CONVERTED
   TO SERIES C PREFERRED STOCK                                                     800,000
ACCOUNTS PAYABLE AND
   ACCRUED EXPENSES CONVERTED
   TO EQUITY                                                                       250,000
CONVERSION OF SERIES A
   PREFERRED STOCK                                                                       -
CONVERSION OF SERIES B
   PREFERRED STOCK                                                                       -
CONVERSION OF SERIES C
   PREFERRED STOCK                                                                       -
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDENDS                                                        35,000
EXERCISE OF SERIES D
   WARRANTS FOR CASH                                                                80,000
EXERCISE OF SERIES F
   WARRANTS FOR CASH                                                               275,000
EXERCISE OF STOCK OPTIONS
   FOR CASH                               (90,000)                                 138,500


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                                       Additional
                                                                        Paid-In
                                      Series A, B, C, and D             Capital
                                   Convertible Preferred Stock          Series D                  Common Stock
                                 -------------------------------        Preferred         ------------------------------
                                    Shares             Amount             Stock              Shares            Amount
                                 ------------       ------------       ------------       ------------      ------------
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED                             $                  $                       43,000      $    129,000
ISSUANCE OF PREFERRED
   STOCK AS A BENEFICIAL
   CONVERSION FEATURE                                                                                          1,335,534
DIVIDENDS ACCRUED ON
   PREFERRED STOCK
NET LOSS

                                 ------------       ------------       ------------       ------------      ------------
BALANCE, DECEMBER 31, 1998            702,195            859,694                  -          5,112,926        22,642,205
CASH RECEIVED ON
   SUBSCRIPTIONS RECEIVABLE
PRIVATE PLACEMENTS, net of
   offering costs                       2,060                 21          1,664,811
ACCRUED EXPENSES
   CONVERTED TO EQUITY                                                                          16,000            60,000
CONVERSION OF SERIES A
   PREFERRED STOCK                         (1)          (157,500)                               23,334           157,500
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDEND                                                                     12,570            52,500
CONVERSION OF SERIES D
   PREFERRED STOCK                       (280)                (3)          (226,285)           508,457           226,288

                                 Subscriptions       Accumulated
                                   Receivable          Deficit             Total
                                 -------------       ------------       ------------
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED            $                  $                $    129,000
ISSUANCE OF PREFERRED
   STOCK AS A BENEFICIAL
   CONVERSION FEATURE                                  (1,335,534)                 -
DIVIDENDS ACCRUED ON
   PREFERRED STOCK                                        (20,353)           (20,353)
NET LOSS
                                                       (4,486,627)        (4,486,627)
                                  ------------       ------------       ------------
BALANCE, DECEMBER 31, 1998             (90,000)       (17,594,705)         5,817,194
CASH RECEIVED ON
   SUBSCRIPTIONS RECEIVABLE             90,000                                90,000
PRIVATE PLACEMENTS, net of
   offering costs                                                          1,664,832
ACCRUED EXPENSES
   CONVERTED TO EQUITY                                                       60,000
CONVERSION OF SERIES A
   PREFERRED STOCK                                                                -
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDEND                                                  52,500
CONVERSION OF SERIES D
   PREFERRED STOCK                                                                 -


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------



                                                                            Additional
                                                                             Paid-In
                                         Series A, B, C, and D               Capital
                                      Convertible Preferred Stock            Series D                  Common Stock
                                   ---------------------------------         Preferred        --------------------------------
                                       Shares             Amount               Stock             Shares             Amount
                                   -------------       -------------       -------------      -------------      -------------
CONVERSION OF SERIES D
   PREFERRED STOCK DIVIDENDS                           $                   $                         20,109      $      11,301
EXERCISE OF SERIES C WARRANTS
   FOR CASH, net of costs                                                                            25,000            117,000
EXERCISE OF SERIES E WARRANTS
   FOR CASH                                                                                           1,000              5,000
EXERCISE OF SERIES F WARRANTS
   FOR CASH                                                                                           7,500             37,500
CANCELLATION OF COMMON
   SHARES                                                                                            (1,000)            (5,000)
ISSUANCE OF 100,000 STOCK
   OPTIONS FOR CONSULTING
   SERVICES RENDERED                                                                                                    25,000
CONTRIBUTED CAPITAL BY A
   RELATED PARTY                                                                                                       107,656
ISSUANCE OF PREFERRED
   STOCK AS A BENEFICIAL
   CONVERSION FEATURE                                                                                                  394,854
DIVIDENDS ACCRUED ON
   PREFERRED STOCK
NET LOSS
                                   -------------       -------------       -------------      -------------      -------------
BALANCE, DECEMBER 31, 1999               703,974       $     702,212       $   1,438,526          5,725,896      $  23,831,804
                                   =============       =============       =============      =============      =============





                                   Subscriptions       Accumulated
                                    Receivable           Deficit              Total
                                   -------------      -------------       -------------
CONVERSION OF SERIES D
   PREFERRED STOCK DIVIDENDS       $                  $                   $      11,301
EXERCISE OF SERIES C WARRANTS
   FOR CASH, net of costs                                                       117,000
EXERCISE OF SERIES E WARRANTS
   FOR CASH                                                                       5,000
EXERCISE OF SERIES F WARRANTS
   FOR CASH                                                                      37,500
CANCELLATION OF COMMON
   SHARES                                                                        (5,000)
ISSUANCE OF 100,000 STOCK
   OPTIONS FOR CONSULTING
   SERVICES RENDERED                                                             25,000
CONTRIBUTED CAPITAL BY A
   RELATED PARTY                                                                107,656
ISSUANCE OF PREFERRED
   STOCK AS A BENEFICIAL
   CONVERSION FEATURE                                      (394,854)                  -
DIVIDENDS ACCRUED ON
   PREFERRED STOCK                                         (149,226)           (149,226)
NET LOSS                                                 (5,659,333)         (5,659,333)
                                   -------------      -------------       -------------
BALANCE, DECEMBER 31, 1999         $           -      $ (23,798,118)      $   2,174,424
                                   =============      =============       =============


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                                     1999              1998
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations                          $(3,345,139)      $(4,205,038)
    Adjustments to reconcile net loss from continuing
        operations to net cash used in operating activities
           Depreciation and amortization                             508,816           415,212
           Issuance of common stock for services rendered                  -           129,000
           Issuance of stock options for services rendered            25,000                 -
    (Increase) decrease in
        Accounts receivable                                          384,510        (1,672,379)
        Other receivables                                            (11,077)          (43,098)
        Inventories                                                 (464,108)       (1,886,374)
        Prepaid expenses and other current assets                    (19,183)         (121,336)
        Deposits and other assets                                   (122,560)          (51,831)
    Increase (decrease) in
        Accounts payable                                             602,286         1,462,542
        Accrued expenses                                             952,053            16,913
        Accrued legal and settlement costs                           813,000                 -
                                                                 -----------       -----------

Net cash used in continuing operating activities                    (676,402)       (5,956,389)
Net cash used in discontinued operating activities                  (561,048)       (1,730,765)
                                                                 -----------       -----------

Net cash used in operating activities                             (1,237,450)       (7,687,154)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of furniture and equipment                            (430,893)         (132,849)
    Sale of marketable securities                                    200,634              (302)
    Other                                                              4,978            23,895
                                                                 -----------       -----------

Net cash used in continuing investing activities                    (225,281)         (109,256)
Net cash used in discontinued investing activities                  (211,882)          (65,567)
                                                                 -----------       -----------

Net cash used in investing activities                               (437,163)         (174,823)
                                                                 -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                     1999               1998
                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                       $         -       $ 4,575,000
    Payments on notes payable                                        (174,297)       (2,580,922)
    Payments on capital lease obligations                             (66,929)          (28,783)
    Proceeds from notes payable - related parties                     300,000         1,100,000
    Payments on notes payable - related parties                             -           (36,000)
    Advances on financing agreements - related party, net          (1,177,087)        1,486,174
    Debt issuance costs                                                88,645           (69,556)
    Exercise of Series C warrants                                     112,000                 -
    Exercise of Series D warrants                                           -            80,000
    Exercise of Series E warrants                                       5,000                 -
    Exercise of Series F warrants                                      37,500           275,000
    Exercise of stock options                                               -           138,500
    Additional paid-in capital received from related parties          107,656                 -
    Payment on subscriptions receivable                                90,000                 -
    Private placements, net of offering costs                       1,664,832         2,944,985
                                                                  -----------       -----------

Net cash provided by continuing financing activities                  987,320         7,884,398
Net cash provided by discontinued financing activities              1,432,395                 -
                                                                  -----------       -----------

Net cash provided by financing activities                           2,419,715         7,884,398
                                                                  -----------       -----------

Net increase in cash and cash equivalents                             745,102            22,421

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          689,679           667,258
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $ 1,434,781       $   689,679
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
For the years ended December 31, 1999 and 1998, approximately $747,000 and $544,000, respectively, of cash was paid for interest expense.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 1998, the Company converted accounts payable of $50,000 into 14,286 shares of common stock.

During the year ended December 31, 1998, the Company converted notes payable to a related party of $800,000 into 32 shares of Series C preferred stock.


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the years ended December 31, 1999 and 1998, the Company converted accrued expenses of $60,000 and $200,000, respectively, into 16,000 and 42,776 shares, respectively, of common stock.

During the years ended December 31, 1999 and 1998, the Company converted one and two shares, respectively, of Series A convertible preferred stock into 23,334 and 46,667 shares, respectively, of common stock.

During the year ended December 31, 1998, the Company converted 5,049,191 shares of Series B convertible preferred stock into 1,009,838 shares of common stock.

During the year ended December 31, 1998, the Company converted 155 shares of Series C convertible preferred stock into 1,255,599 shares of common stock.

During the year ended December 31, 1999, the Company converted 280 shares of Series D convertible preferred stock into 508,457 shares of common stock.

During the years ended December 31, 1999 and 1998, the Company paid dividends of $63,801 and $35,000, respectively, by issuing 32,679 and 4,667 shares, respectively, of common stock.

During the year ended December 31, 1998, the Company acquired an automobile of $20,208 for a note payable.

During the years ended December 31, 1999 and 1998, the Company entered into capitalized lease obligations of $163,198 and $42,380, respectively.

During the year ended December 31, 1999, the Company transferred an automobile with a net book value of $34,929 to a related party, who also assumed the lease obligation of approximately the same amount.

During the year ended December 31, 1998, the Company recorded an exercise of stock options of 30,000 in exchange for a subscription receivable of $90,000.


   The accompanying notes are an integral part of these financial statements.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

        Line of Business and Business Change
        Bikers Dream Inc., dba Ultra Motorcycle Company ("BDI") has operated in the manufacturing and retail business segments of the motorcycle industry since 1997 through its Manufacturing and Retail Divisions. BDI's Manufacturing Division manufactures and sells heavyweight cruiser motorcycles to motorcycle dealerships throughout the United States. BDI's Retail Division, which has been in existence since 1990, sold motorcycles, parts and accessories, and services to consumers through company-owned retail stores. As discussed in Note 2, the Retail Division was sold on January 31, 2000.

        Organization
        On March 13, 1995, BDI acquired a publicly-traded dormant entity formerly known as HDL Communications ("HDL"), which was incorporated in California in October 1985. After the acquisition, BDI was merged into HDL, and HDL changed its name to Bikers Dream, Inc. At the time of the acquisition, there was no active trading market for BDI's stock, and management of BDI and HDL determined in an arm's length negotiation that the market value of the combined entities was approximately $4,000,000 (or approximately $5 per share), which was evidenced by the number of shares issued (820,000) in connection with the acquisition as follows:

        -  660,000 shares to former BDI shareholders
        -  60,000 shares to former HDL shareholders
        - 100,000 shares to holders of $500,000 of convertible notes of HDL, who converted them into shares of BDI at a price of $5 per share immediately prior to the closing of the acquisition

        At the time of the merger, HDL's assets and liabilities consisted of a note receivable of $500,000 from BDI and notes payable in the amount of $500,000. As the notes were converted into shares concurrent with the acquisition, the 60,000 shares issued to former HDL shareholders were issued in consideration for the public entity HDL. The substance of the transaction was a recapitalization of BDI's shares for those of HDL's shares.

        In September 1996, BDI entered into an agreement with Mull Acres Investments, Inc. ("Mull Acres") to become a member of Ultra Bikers, LLC, a newly-formed California limited liability company (the "LLC"). BDI contributed $1,525,000 in cash for a 49% interest in the LLC, and Mull Acres received a 51% interest for its expertise in the business of manufacturing, distributing, and selling custom motorcycles.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION (CONTINUED)

        Organization (Continued)
        BDI's investment in the LLC was loaned to the Ultra Kustom Cycles division ("UKC") of Mull Acres to be used to manufacture motorcycles and related parts and accessories. UKC sold the motorcycles and related parts and accessories to the LLC at cost, and the LLC then sold the motorcycles to BDI and unrelated parties. The operations of UKC began substantially on September 19, 1996 after receiving the necessary capital from the LLC to fund its production activities.

        On January 30, 1997, through its newly-created subsidiary, Ultra Acquisition Corporation, BDI entered into an Asset Purchase Agreement with Mull Acres to purchase the net assets, which included the employee base and manufacturing expertise, of UKC for $3,800,000, which consisted of $1,100,000 in cash and a note payable of $2,700,000. After the close of the transaction, the LLC was dissolved, and BDI owned 100% of the assets of UKC. The acquisition of UKC was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of the acquisition.

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
                                                                                 =============

        On June 30, 1997, BDI and Mull Acres entered into an agreement (the "Note Conversion Agreement"). Under the terms of the Note Conversion Agreement, Mull Acres agreed to exercise 274,000 of its then outstanding stock options to purchase BDI's common stock in satisfaction of $1,370,000 of the note payable and to accept 1,330,000 of BDI's Series B convertible preferred stock in satisfaction of the remaining principal balance due under the note payable.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION (CONTINUED)

        Organization (Continued)
        In addition, on October 7, 1997, BDI, Mull Acres, and several individuals affiliated with Mull Acres entered into another agreement (the "Mutual Release and Settlement Agreement"). Under the terms of the Mutual Release and Settlement Agreement, certain terms of the Asset Purchase Agreement and Note Conversion Agreement were clarified and modified. Some of the terms that were clarified and modified related to non-competition, non-solicitation of customers, and non-interference with BDI's employees by Mull Acres and certain specified individuals affiliated with Mull Acres. To secure Mull Acres and the individuals affiliated with Mull Acres performance under the Mutual Release and Settlement Agreement, 730,000 shares of Series B convertible preferred stock were retained by BDI in escrow. Upon the completion of the Settlement Agreement, BDI reduced the excess cost over fair market value for $730,000, the book value of the preferred shares, and effectively retired the preferred shares.

        During the year ended December 31, 1998, management of BDI and its legal counsel concluded that the individuals affiliated with Mull Acres violated the terms of the Mutual Release and Settlement Agreement sufficiently enough to allow BDI to reacquire the 730,000 shares of Series B convertible preferred stock that were retained in escrow.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation
        The consolidated financial statements include the accounts of Bikers Dream, Inc., dba Ultra Motorcycle Company and all of its wholly owned subsidiaries, including the accounts of Ultra Motorcycle Company, Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc., and Bikers Dream Eagle Enterprises, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

        Going Concern and Basis of Presentation
        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, its total liabilities exceed its tangible assets as of December 31, 1999, and the Company is involved in several lawsuits, which could have a negative impact on the Company. In addition, the Company does not have the resources to repay its outstanding indebtedness on a $4,500,000 loan with a bank due on June 2001, loans to related parties of $600,000, and a legal judgment of $683,000 on a lawsuit. Also, if the Company were to appeal the verdict on the lawsuit, the Company would not have the resources to post a bond without significantly disrupting its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Going Concern and Basis of Presentation (Continued)
        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company.

        Management plans to ensure that the Company remains a going concern by:

        1.     Obtaining additional debt financing or equity financing.

        2. Converting related party notes payable of $600,000 into the Company's preferred stock (see Note 16).


        There is no certainty whether management of the Company will be successful in achieving any of the above plans.

        In addition, management of the Company believes that the profitability of its operations will improve in the future based upon the following:

        1. The Company has sold its five unprofitable retail stores subsequent to the year ended December 31, 1999 that were operated by its Retail Division, and it has focused solely on its Manufacturing Division.

        2. The net loss of the year ended December 31, 1999 includes $813,000 of charges for legal and settlement costs. Management of the Company believes that such significant legal and settlement costs to be an anomaly.

        3. The Company expects the average warranty expense per motorcycle sold will decrease in the future through improvements in quality control of its manufacturing and purchasing of parts.

        4. The Company expects inventory write-down charges due to obsolescence to decrease in the future through improvements in purchasing, material handling, and the storing of inventories.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Going Concern and Basis of Presentation (Continued)

        5. The Company expects an overall improvement in its profitability in the future through improved budgeting and monitoring of costs.

        Revenue Recognition
        Revenue from the sale of motorcycles is recognized upon shipment to the customer.

        Advertising Costs
        Those costs associated with the placement of advertisements in various periodicals are expensed when the advertisement is run. Internal development costs are expensed as incurred. Advertising costs for the years ended December 31, 1999 and 1998 were $651,134 and $205,822, respectively.

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

        Income Taxes
        The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Net Loss Per Share
        The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company had a net loss for the years ended December 31, 1999 and 1998, basic and diluted loss per share are the same.

        Stock Split
        Effective February 5, 1998, the Company effected a 1-for-5 reverse stock split of its common stock. All shares and per share data have been retroactively restated to reflect the stock split.

        Cash and Cash Equivalents
        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

        Inventories
        Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method for finished motorcycles and work-in-process inventories and the average cost method for parts inventories. Finished goods include capitalized overhead costs, which include primarily labor.

        Furniture and Equipment
        Furniture and equipment, including capitalized leases, are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is less, as follows:

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

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Concentrations
        For the years ended December 31, 1999 and 1998, the Company purchased certain motorcycle parts primarily from a single vendor. There could be a negative economic impact to the Company if conditions arise so that the Company could no longer purchase the certain parts from the vendor.

        Concentration of Credit Risk
        Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of December 31, 1999, the Company has no significant concentrations of credit risk.

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

        Warranty Expenses
        Included in accrued expenses are accrued warranty expenses. Estimated future warranty obligations related to motorcycles and parts are provided by charges to operations in the period in which the related revenue from the sales of motorcycles or parts is recognized.

        Fair Value of Financial Instruments
        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

        Reclassifications
        Certain amounts included in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Excess of Cost over Fair Value of Net Assets Acquired
        The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized on a straight-line basis over fifteen years. For the years ended December 31, 1999 and 1998, amortization expense was $184,494 and $218,653, respectively. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of December 31, 1999, the Company has not recognized any impairment losses.

        Comprehensive Income
        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

        Recently Issued Accounting Pronouncements
        In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

        In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Discontinued Operations
        On January 31, 2000, the Company completed the sale of the assets of its Retail Division to V-Twin Holdings, Inc. ("V-Twin"), which is a publicly traded company that is a consolidator of independent motorcycle dealerships. The assets of the Retail Division included the five Company-owned stores located in California, Texas, and North Carolina, substantially all of the fixed assets and inventories at the retail stores, certain intellectual property assets including the trade name "Bikers Dream," and the domain name "bikers-dream.com." In exchange for the sale of the assets, the Company received the following consideration: 83,333 shares of common stock of V-Twin, a $1,000,000 note receivable, assumption by V-Twin of the outstanding balance of the Company's line of credit of $1,432,395, which was with an affiliate of V-Twin, and assumption by V-Twin of other liabilities of the retail stores, which included the facility leases of the five retail stores. The note receivable accrues interest at 5% per annum beginning on February 1, 2001 and requires quarterly principal payments beginning on May 1, 2001 of $62,500, with the final principal payment due on February 1, 2005. For purposes of calculating the loss on the disposal of the Retail Division, the note receivable has been discounted at an interest rate of 10% per annum, compounded monthly.

        Related to the 83,333 shares of common stock of V-Twin, the sale agreement included provisions that allow V-Twin to call and repurchase all or a portion of the common shares issued to the Company at a price of $6 per share within two years after the date of the sale, at a price of $7 per share within three years after the date of the sale, and at a price of $8 per share within four years after the date of the sale. In addition, before any of the V-Twin shares can be sold by the Company, the Company must give written notice to V-Twin of its intent to sell such shares. Thereupon, V-Twin has the option to repurchase the common shares at the above stated prices.

        The estimated loss on the disposal of the Retail Division is $1,782,144, which includes an operating loss of the Retail Division of $1,683,113 for the period as of the measurement date, October 1, 1999, through December 31, 1999, and an operating loss of the Retail Division for the period from January 1, 2000 through January 31, 2000 of $211,700. The results of operations of the Retail Division have been classified as discontinued operations, and prior periods have been restated.

        The net assets of the Retail Division at December 31, 1999 are summarized as follows:

               Current assets                                                    $   2,660,814
               Furniture and equipment, net                                            205,574
               Current liabilities                                                  (1,618,300)
                                                                                 -------------
                  NET ASSETS OF THE DISCONTINUED OPERATIONS                      $   1,248,088
                                                                                 =============

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Discontinued Operations (Continued)
        The operating results of the discontinued Retail Division are summarized as follows for the years ended December 31, 1999 and 1998:

                                                         1999               1998
                                                     ------------       ------------
Revenues                                             $ 11,628,569       $ 11,881,139
Costs and expenses                                    (12,075,594)       (12,162,728)
Other expense                                             (85,025)                 -
                                                     ------------       ------------
Loss from operations                                     (532,050)          (281,589)
Estimated loss on disposal, net of provision of
   income taxes of $0                                  (1,782,144)                 -
                                                     ------------       ------------

       TOTAL LOSS ON DISCONTINUED OPERATIONS         $ (2,314,194)      $   (281,589)
                                                     ============       ============


NOTE 3 - CASH AND CASH EQUIVALENTS

        The Company maintains cash deposits at several banks. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1999, the uninsured portions amounted to $1,236,605. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 4 - INVENTORIES

        Inventories at December 31, 1999 consisted of the following

Parts, net of a reserve of $425,000      $3,043,455
Work-in-process                              47,496
Finished motorcycles                      1,263,243
                                         ----------
   TOTAL                                 $4,354,194
                                         ==========

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 5 - FURNITURE AND EQUIPMENT

        Furniture and equipment at December 31, 1999 consisted of the following:

               Furniture and fixtures                                            $      49,114
               Equipment                                                               363,211
               Computers                                                               270,963
               Autos and trucks                                                        660,296
               Leasehold improvements                                                  246,981
                                                                                 -------------
                                                                                     1,590,565
               Less accumulated depreciation and amortization                          602,317

                  TOTAL                                                          $     988,248
                                                                                 =============

        Included in the above are $295,477 of assets acquired through capital leases, which is net of accumulated amortization of $330,647.


NOTE 6 - ACCRUED LEGAL AND SETTLEMENT COSTS

        At December 31, 1999, accrued legal and settlement costs aggregated to $813,000. See Note 7 for a description of litigation and claims against the Company.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

        Operating and Capital Leases
        The Company subleases a facility in Mira Loma, California which serves as its administrative and corporate office and as its manufacturing facility. The sublease expires in September 2000, at which time a lease agreement that the Company has with the owner of the facility will commence. This lease is scheduled to expire in February 2004, but the Company has the option to extend the lease for an additional five years. Total rent expense incurred for the years ended December 31, 1999 and 1998 was $229,773 and $138,316, respectively.

        The Company also has six capital leases with several finance companies for computer equipment, vehicles, and other equipment. The capital leases have been discounted to the present value of the future minimum lease payments at rates between 9.9% and 20%. The monthly lease payments range between $690 to $2,493 per month and terminate between May 2000 through September 2003.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Operating and Capital Leases (Continued)
        The future minimum lease payments under capital and operating leases were as follows:

               Year Ending                                        Operating         Capital
               December 31,                                         Lease            Leases
               -----------                                       -------------   -------------
                  2000                                           $     236,040   $      82,270
                  2001                                                 252,900          59,666
                  2002                                                 256,272          21,127
                  2003                                                 256,272          21,151
                  2004                                                  42,712               -
                                                                 -------------   -------------

                  Total minimum lease payments                   $   1,044,196         184,214
                                                                 =============
                  Less amounts representing interest                                    31,306
                                                                                 -------------

                                                                                       152,908
                  Less current portion                                                  62,584

                      LONG-TERM LEASE OBLIGATIONS                                $      90,324
                                                                                 =============


        In addition, as part of the sale of its Retail Division, the Company assigned the five lease agreements for the facilities of the retail stores to V-Twin. Although V-Twin assumed the liability of the leases, the Company will continue to remain liable with the lessor for the lease payments under the remaining terms of the lease agreements should V-Twin discontinue making payments on the leases. The leases expire at various times through 2003, and the monthly lease payments under the lease agreements range from $2,500 to $13,900. At December 31, 1999 the future minimum lease payments under these leases aggregated to $705,000.


        Litigation
        As of December 1999, the Company was a defendant in a lawsuit involving the former owners of its retail store in Sacramento, California. In 1994, the Company sold a "Bikers Dream" franchise to two individuals and did not strictly comply with the Franchise Investment Law of California. Thereafter, the two individuals elected to rescind the franchise agreement with the Company, and the parties entered into an agreement in which the Company would repurchase the franchise and assets of the store, retain the two individuals as managers of the store, assume the store's lease, and pay off the Small Business Administration ("SBA") loan that the two individuals had in connection with the retail store. Afterward, the Company continued to make monthly payments on the SBA loan in accordance with the loan agreement, but did not fully pay-off the loan under the terms of the purchase agreement. In addition, the Company failed to assume the store's lease. In 1997, the two individuals were terminated as managers of the store. Thereafter, they filed a lawsuit against the Company for breach of the asset purchase agreement, fraud, slander, gender discrimination, and wrongful termination. Settlement agreements between the two individuals and the Company failed, and trial for the lawsuit commenced in December 1999. As of December 1999, the Company accrued $613,000 in estimated damages to be paid on the lawsuit, which was in addition to the SBA loan of $70,642 already recorded on the books of the Company. Further, even though the Company believes that it is unlikely, it is possible that the Company will have to compensate the two individuals for their legal fees, which may be as high as $250,000. See Note 16 for subsequent events to the year ended December 31, 1999.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Litigation (Continued)
        In July 1998, the Company signed a lease agreement for a commercial building to be used as its corporate office and manufacturing facility. In October 1998, before the Company took possession of the building, the Company discovered what it believed to be a number of structural deficiencies in the building. As a result, the Company rescinded the lease agreement and then leased another facility to be used as its corporate office and manufacturing facility. As a result of the Company's repudiation of the lease, the lessor filed a lawsuit against the Company, seeking damages for lost rents, late charges, interest, attorney's fees, and the costs of re-leasing the building, which was still on the market for lease as of December 31, 1999. The plaintiff's alleged damages as of December 31, 1999 were approximately $250,000, and estimated total damages could grow over the term of the lease to $790,000 if the property is unable to be leased to another party. As of December 31, 1999, the Company accrued $150,000 for estimated costs on the lawsuit.

        In May 1998, the Company entered into a financing agreement with CCC (see Note 8), a corporation owned by an individual who was a director of the Company at that time. In April 1999, CCC elected to terminate the financing agreement. The owner of CCC also owned several motorcycle dealerships in Florida that did business with the Company. In August 1999, at about the time the owner of CCC resigned as a director of the Company, a dispute arose as to claims that the Company believed it had against CCC and the retail motorcycle dealerships and claims that the motorcycle dealerships, owned by the former director, had with the Company for failure to pay on certain warranty claims. During 1999, there were several lawsuits filed by CCC and the motorcycle dealerships, owned by the former director, against the Company that seek full payment of the finance agreement balance, which was $309,087 as of December 31, 1999, and payment on certain warranty claims. As of December 31, 1999, the Company has left the full balance of the financing agreement on its books, even though it believes that this balance will ultimately be reduced by the offsets which it feels it has against the debt. In addition, the Company has accrued an additional $20,000 for estimated costs related to the lawsuits.

        A motorcycle dealership in Scottsdale, Arizona filed a lawsuit against the Company in October 1999 alleging that the Company had violated terms of a dealer agreement that the dealership had with the Company and unlawfully refused to renew its dealership agreement. Management of the Company believes it is unlikely that the dealership will prevail. Because of the factors that would be involved in considering a potential award, should the plaintiff prevail, the range of a potential loss in connection with the lawsuit could not be determined as of December 31, 1999.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Litigation (Continued)
        As described in Note 13, the Company entered into a sublease agreement and repayment in September 1998 with a motorcycle dealership in Daytona Beach, Florida owned by an individual that was a director of the Company at that time. In September 1999, the Company and the motorcycle dealership had a dispute, and as a result, the Company withheld the rent on the facility. Subsequently, the lessor declared the Company in default of the lease agreement, and under an acceleration clause contained in the lease agreement, the lessor elected to accelerate the lease payments due under the remaining term of the lease, which aggregated to approximately $225,000 at that time. However, since that time, the Florida motorcycle dealership has been paying the lessor directly, and there has been no legal action by the lessor against the Company. Counsel for the Company believes that there will be no financial exposure to the Company as long as the Florida dealership continues to occupy the facility and make payments on the facility.

        During the year ended December 31, 1999, the Company terminated the employment of its Director of Dealer Development and Sales. The former employee has alleged wrongful termination and has threatened legal action against the Company. However, the former employee has not specified the monetary damages that he is seeking.

        On March 18, 1998, the Company and its co-defendants finalized a settlement (the "Settlement") agreement with Harley-Davidson Motor Company, relating to certain trademark and other infringements and a breach of a 1991 Consent Judgment. Under the terms of the Settlement, the Company and its co-defendants were required to pay $400,000, of which $300,000 was paid by insurance and $100,000 was paid by the Company.

        The Company is also subject to various employee, warranty and other claims, and proceedings which arise in the ordinary course of its business. As of December 31, 1999, the Company accrued a total of $30,000 for costs on such claims. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Employment Agreements
        The Company has entered into three employment agreements, expiring through August 31, 2004 with certain key employees, including its Chief Executive Officer/President. As of December 31, 1999, these officers will receive aggregate annual salaries over the years as follows:

               Year Ending
               December 31,
               ------------
                   2000                                                           $     496,429
                   2001                                                                 391,429
                   2002                                                                 226,429
                   2003                                                                 226,429
                   2004                                                                 150,952
                                                                                  -------------

                       TOTAL                                                      $   1,491,668
                                                                                  =============

        See Note 16 for subsequent events to the year ended December 31, 1999.

        Other Commitments and Contingencies
        During August 1998, the Company signed a letter of intent with two individuals to purchase technology that would be used by the Company for the enhancement and development of proprietary parts. Under the terms of the letter of intent, the Company would purchase the technology for a total of $1,100,000 with $1,000,000 to be paid over three years after a definitive agreement takes effect. As of April 2000, a definitive agreement has not been completed, and it is doubtful whether one will ever be completed. Under the terms of the letter of intent, in the event the Company discontinues use of the technology either because it fails to continue to perform as represented or does not achieve reasonable acceptance in the market, the Company has the right to discontinue payments and share ownership of the technology on a pro rata basis with the individuals.

        In connection with the sale of the Retail Division as described in Note 2, the Company, through an oversight, did not obtain resale sales tax exemption certificates for the inventories at each one of the retail stores. If the Company fails to obtain the necessary resale sales tax exemption certificates, it could be liable to pay sales tax of approximately $250,000 in connection with the sale.

        Many of the Company's dealers have floor plan agreements through various lending institutions for the motorcycles purchased from the Company. The dealers are obligors of these floor plan agreements and are responsible for all principal and interest of the floor plan agreements. However, the Company has entered into standard repurchase agreements with the financial institutions of these floor plan agreements that require the Company to repurchase its motorcycles at the wholesale price in the event that the dealer defaults on their floor plan agreement and the motorcycles purchased under the floor plan agreement are repossessed by the lender. Since August 1997 the Company has only repurchased ten motorcycles under these agreements. The Company has estimated that its contingent liability under these repurchase agreements to be in the range of $2,900,000 to $4,400,000 as of December 31, 1999.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 8 - ADVANCES ON FINANCING AGREEMENTS - RELATED PARTY

        In May 1998, the Company entered into five separate motorcycle floor-plan financing agreements with Cana Capital Corporation ("CCC"), a corporation owned by a director of the Company at that time (see Note
        13), for an aggregate total of $1,500,000. Under the terms of the agreement, the Retail Division of the Company can borrow on the facilities to finance the purchase of specific bikes for its inventories. Repayments on the advances are the earlier of one year after the advance is made or immediately after the specific bike for which an advance was made is sold. The advances carry an interest rate of 2% per annum over the prime rate, or 10.5% at December 31, 1999, for new motorcycles, and 5% per annum over the prime rate, or 13.5% at December 31, 1999, for used motorcycles. In addition, an administrative fee of 0.25% is charged on outstanding advances. The advances are secured by the Company's inventories, accounts receivable, chattel paper, furniture and equipment, and general intangibles. As described in
        Note 7, the outstanding balance on the finance agreement was called by CCC during 1999, and as of December 31, 1999, the Company was in dispute with CCC, its owner, and its affiliated motorcycle dealerships. At December 31, 1999, advances on the credit facilities aggregated $309,087.


NOTE 9 - NOTES PAYABLE - RELATED PARTIES

        Notes payable - related parties at December 31, 1999 consisted of the following:

                       Note payable to MD Strategic, LP, a partnership of which a shareholder and former director of the Company is a
                          principal.  Interest accrues on the note at 18% per annum
                          The note and all accrued interest were due on March 31, 2000
                          See Note 16 regarding subsequent events to the year ended
                          December 31, 1999                                                         $300,000

                       Notes payable to a shareholder.  The notes bear interest at a rate of 12% per annum. The notes and all accrued interest were due on March 31, 2000.  See Note 16 regarding subsequent events
                          to the year ended December 31, 1999                                        300,000
                                                                                                    --------

                              CURRENT PORTION                                                       $600,000
                                                                                                    ========

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 10 - NOTES PAYABLE

        Notes payable at December 31, 1999 consisted of the following:

                       Note payable to bank, dated June 1998, with interest at 12% per annum, due and payable quarterly, collateralized by a first lien on all assets of the Company, and payable in June 2001
                          As described in Note 12 under "Other Warrants," certain stock
                          purchase warrants were issued in connection with this note.             $4,500,000

                       Note payable to bank assumed in conjunction with the acquisition of a former franchise operation, guaranteed by the SBA and collateralized by all of the assets of the Sacramento store, with interest at prime plus 2.5% per annum, or 10% at December
                          31, 1999, payable in monthly principal and interest payments of
                          $1,440 through April 2005.  As described in Note 7, as part of the agreement to acquire the former franchise, the Company
                          committed itself to repay the note payable shortly after acquiring
                          the former franchise operation                                              70,642

                       Note payable to a finance company collateralized by a diesel tractor, requiring principal and interest payments of $1,870 per month,
                          with interest at 10% per annum through January 2001                         17,850

                       Note payable to a finance company collateralized by a truck, requiring principal and interest payments of $612 per month,
                          with interest at 10% per annum through August 2001                          11,145

                       Note payable to a finance company, collateralized by a trailer, requiring principal and interest payments of $5,739 per month,
                          with interest at 10.75% per annum through February 2001                    118,806
                                                                                                  ----------
                                                                                                   4,718,443
                       Less current portion                                                          153,881
                                                                                                  ----------
                              LONG-TERM PORTION                                                   $4,564,562
                                                                                                  ==========

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 10 - NOTES PAYABLE (CONTINUED)

        The following is a schedule by years of future maturities of notes payable:

               Year Ending
               December 31,
               ------------
                   2000                                                          $     153,881
                   2001                                                              4,564,562
                                                                                 -------------

                      TOTAL                                                      $   4,718,443
                                                                                 =============

NOTE 11 - INCOME TAXES

        The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 1999 and 1998:

                                                                     1999            1998
                                                                 -------------   -------------
               Current
                  Federal                                        $           -   $           -
                  State                                                    800             800
                                                                 -------------   -------------

                                                                           800             800
                                                                 -------------   -------------
               Deferred
                  Federal                                                    -               -
                  State                                                      -               -
                                                                 -------------   -------------

                                                                             -               -
                                                                 -------------   -------------

                      PROVISION FOR INCOME TAXES                 $         800   $         800
                                                                 =============   =============

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (CONTINUED)

        The tax effects of temporary differences which give rise to the deferred tax provision (benefit) at December 31, 1999 and 1998 consisted of:

                                      1999              1998
                                   -----------       -----------
Furniture and equipment            $    36,414       $    34,339
Accrued liabilities                    377,806            49,358
Accounts receivable allowance          (34,133)              241
Inventory reserve                      158,063           (40,855)
Net operating losses                 2,231,836         1,257,981
Other                                   (1,236)           (6,517)
Valuation allowance                 (2,768,750)       (1,294,547)
                                   -----------       -----------

   TOTAL                           $        --       $        --
                                   ===========       ===========

        The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 1999 and 1998 as follows:

                                                        1999             1998
                                                     -----------     -----------
Statutory regular federal income tax rate                  (34.0)%         (34.0)%
Change in valuation allowance                               33.8            33.8
Other                                                        0.2             0.2
                                                     -----------     -----------

   TOTAL                                                       -%              -%
                                                     ===========     ===========

        The components of the deferred income tax assets (liabilities) as of December 31 are as follows:

                                         1999               1998
                                      -----------       -----------
State taxes                           $  (289,070)      $  (185,620)
Furniture and equipment                    36,375               854
Accrued expenses                          701,477           299,858
Accounts receivable allowance             112,963           155,664
Inventory reserve                         307,448           141,303
Net operating loss carryforwards        7,839,814         5,715,903
Other                                       2,964            26,777
                                      -----------       -----------

                                        8,711,971         6,154,739
Valuation allowance                     8,711,971         6,154,739
                                      -----------       -----------

   TOTAL                              $        --       $        --
                                      ===========       ===========

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (CONTINUED)

        As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $21,019,000 and $7,843,000, respectively. The net operating loss carryforwards begin expiring in 2007 and 2000, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code
        Section 382 and similar state provisions.


NOTE 12 - SHAREHOLDERS' EQUITY

        Preferred Stock
        The Company is authorized to issue preferred stock in series and to determine the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock and to fix the number of shares and designation of any such series.

        Series A Convertible Preferred Stock
        Each share of preferred stock accrues annual dividends of 10% (based upon a purchase price of $175,000 per unit) and is convertible at the option of the holder, after the effective date of the Registration Statement with respect to the common stock, into 10,000 shares of the Company's common stock at a conversion rate of $17.50 per share. If at the time of conversion, 75% of the current bid price is less than $17.50 per share, the holder will receive a greater number of shares, but in no case will the conversion rate be less than $7.50 per share. In addition, the Company may call for the conversion of the preferred stock if the average closing price of the Company's common stock is $37.50 per share for 10 consecutive trading days or any time after the third anniversary of the private placement. The preferred stock has a per share liquidation preference of $175,000.

        During the year ended December 31, 1999, the one remaining share of preferred stock with accrued dividends thereon of $52,500 was converted into 35,904 shares of common stock.

        Series B Convertible Preferred Stock
        Each share of Series B preferred stock is convertible at the option of the holder. The preferred shares may be redeemed by the corporation at the option of the Board of Directors on a pro rata basis at any time or from time to time in whole or in part commencing one year after the date of issuance at a redemption price of $1.125 per share, plus all accumulated and unpaid dividends. Dividends on the preferred stock are cumulative and accrue whether declared on each preferred share at the annual rate of $0.0975 per preferred share. The preferred stock has a per share liquidation preference of $1 per share, which aggregated to $702,194 at December 31, 1999. Accrued dividends on Series B preferred shares were $71,317 in the aggregate at December 31, 1999.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------


NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Series C Convertible Preferred Stock
        The Company is authorized to issue 300 shares of Series C convertible preferred stock. Each share is convertible, at the option of the holder, at any time after the date of issuance (the "Conversion Date") into shares of the Company's common stock. The price at which the preferred stock converts into the Company's common stock (the "Conversion Price") is determined by dividing $25,000 by the greater of 1) 75% of the average closing price of the Company's common stock for the 10 trading days immediately preceding the Conversion Date or 2) $2.50, provided, however, that under no circumstances shall the Conversion Price exceed $4. Under certain circumstances, the Conversion Price is subject to adjustment. Each share shall be automatically converted into the Company's common stock in the event the closing price equals or exceeds $8 per share for any period of 20 consecutive days. Dividends are cumulative and accrue whether declared on each share of Series C convertible preferred stock at an annual rate of $2.25 per preferred share.

        During the year ended December 31, 1998, the Company completed a private placement of its Series C convertible preferred stock, selling 123 units at $25,000 per unit, for gross proceeds of $3,075,000. The Company netted $2,944,985 after offering costs. In addition, the Company converted $800,000 in notes payable to a related party into 32 units. Each unit consists of one share of Series C convertible preferred stock and 1,250 Series F warrants for an aggregate price of $3,875,000 ($25,000 per unit). (Series F warrants are described below under "Stock Purchase Warrants.") At the time of the issuance of the preferred stock, the conversion price of the preferred stock was less than the fair market value of the common stock. Since the preferred shares were convertible immediately, the Company recorded a beneficial conversion feature upon their issuance of $1,335,534. All of these 155 shares of the Series C convertible preferred stock were converted into the Company's common stock during the year ended December 31, 1998.

        Series D Convertible Preferred Stock
        The Company is authorized to issue 3,500 shares of Series D cumulative preferred stock. The preferred stock has a par value of $0.01 per share and a stated value of $1,000 per share. The preferred stock is convertible, at the option of the holder, at any time after the date of issuance into shares of the Company's common stock. The number of shares of common stock issuable upon the conversion of the preferred stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such shares and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of 1) 110% of the closing bid price of the common stock on the last trading day before the date of issuance of the share of Series D preferred stock being converted or 2) 90% of the average of the four lowest closing bid prices of the common stock during the last 22 trading days before the date of conversion. The preferred stock has a per share liquidation preference of $1,000, which aggregated to $1,780,000 at December 31, 1999. Cumulative dividends accrue on the preferred stock at 5% per annum. At December 31, 1999, accrued dividends on the preferred stock aggregated to $60,711.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Series D Convertible Preferred Stock (Continued)
        During the year ended December 31, 1999, the Company issued 2,060 shares of Series A convertible preferred stock for $1,664,832, net of related issuance costs, of which 280 shares and accrued dividends of $11,301 were converted into 528,566 shares of common stock. At the time of the issuance of the preferred stock, the conversion price of the preferred stock was less than the fair market value of the common stock, and since the preferred shares were convertible immediately, the Company recorded a beneficial conversion feature upon their issuance of $394,854.

        As described in Note 12 under "Other Warrants," the Company issued a total of 83,333 warrants to the purchasers of the Series D preferred stock.

        Common Stock
        During the year ended December 31, 1998, the Company converted notes payable to a related party of $800,000 into 32 shares of Series C convertible preferred stock.

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

        During the year ended December 31, 1998, 46,167 stock options were exercised for cash of $138,500. In addition, 30,000 shares of common stock were issued in exchange for a subscription receivable of $90,000, which was collected during the year ended December 31, 1999.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Common Stock (Continued)
        During the year ended December 31, 1998, the Company issued 43,000 shares of common stock in exchange for services rendered valued at $129,000, or $3 per share, which represents the fair market value of the services rendered.

        During the year ended December 31, 1998, the Company issued 4,667 shares of common stock in exchange for accrued preferred stock dividends of $35,000.

        During the year ended December 31, 1999, the Company converted accrued expenses of $60,000 into 16,000 shares of common stock.

        During the year ended December 31, 1999, the Company converted one share of Series A convertible preferred stock into 23,334 shares of common stock.

        During the year ended December 31, 1999, the Company converted 280 shares of Series D convertible preferred stock into 508,457 shares of common stock.

        During the year ended December 31, 1999, Series C, Series E, and Series F warrants were exercised, whereby 33,500 shares of common stock were issued in exchange for cash of $159,500, net of issuance costs.

        During the year ended December 31, 1999, the Company converted accrued dividends on Series A and Series D preferred stock of $52,500 and $20,109, respectively, into 12,570 and 11,301 shares of common stock, respectively.

        During the year ended December 31, 1999, the Company issued 100,000 stock options to a consultant in exchange for services rendered valued at $25,000, which represents the fair market value of the services rendered.

        During the year ended December 31, 1999, a related party contributed $107,656 in cash.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Common Stock (Continued)
        At December 31, 1999, common shares were reserved for issuance as follows:

               Assuming exercise or conversion of:
               1995 Incentive Stock Option Plan                        31,200
               1995 Non-Qualified Stock Option Plan                   203,000
               1995 Non-Qualified Director's Stock Option Plan        181,000
               1998 Stock Option Plan                                 232,000
               Other stock options                                    619,187
               Stock purchase warrants                              1,347,583
               Convertible preferred stock                          1,030,000
                                                                    ---------

                  TOTAL                                             3,643,970
                                                                    =========

        Stock Purchase Warrants
        At December 31, 1999, the Company had the following stock purchase warrants outstanding:

        1)     Series C Warrants
               In connection with the issuance of $2,210,000 of notes payable during 1997, the holder of the notes received 221,000 Series C warrants. Each warrant gives the holder the right to purchase one share of the Company's common stock at an exercise price of $5. At December 31, 1999, there were 71,000 Series C warrants outstanding.

        2)     Series D Warrants
               The holders of certain notes issued in June 1996 received 77,000 Series D warrants to purchase the Company's common stock at an exercise price of $5 per share. The warrants expire three years after issuance. In addition, the warrants are callable if the Company's common stock closes at $7.50 per share for 10 consecutive trading days after registration of the preferred stock. At December 31, 1999, there were 57,000 Series D warrants outstanding.

        3)     Series E Warrants
               Under the terms of a series of 9.75% notes payable that were issued in June 1997 with an aggregate principal of $2,710,000, investors of the notes received an aggregate of 273,500 Series E warrants to purchase common stock at a purchase price of $5 per share. At December 31, 1999, there were 272,500 Series E warrants outstanding.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Purchase Warrants (Continued)

        4)     Series F Warrants
               As part of the sale of the 155 shares of convertible Series C preferred stock sold in April 1998, the Company also issued an aggregate of 193,750 Series F warrants (1,250 warrants per preferred share). Each warrant entitles the holder to purchase one share of the Company's stock at a purchase price of $5 per share. At December 31, 1999, there were 131,250 Series F warrants outstanding.

        5)     Other Warrants
               Under the terms of a $2,500,000 loan agreement during 1997, the Company issued to the bank an initial stock purchase warrant to purchase up to 87,500 shares of the Company's common stock at an exercise price of $5 per share, which is exercisable on or before November 17, 2002. The warrant was outstanding at December 31, 1999.

               Additionally, as part of the above loan agreement, the Company issued to the bank a stock purchase warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $5.25 per share, which is exercisable on or before June 1, 2003. At December 31, 1999, the warrant was outstanding.

        Other Warrants
        In connection with a $4,500,000 loan agreement during June 1998, the Company issued to the bank a stock purchase warrant to purchase up to 370,000 shares of the Company's common stock at $4.0625 per share at any time during a five-year period beginning June 15, 1998. The exercise price of the warrant is automatically reset on the first anniversary date of closing date at the lesser of 1) $4.0625 per share or 2) the average closing bid price of the Company's common stock for the 20 trading days immediately preceding the anniversary date.

        In addition, the terms of the loan agreement for the $4,500,000 note issued in June 1998 entitled the bank to receive a stock purchase warrant to purchase up to 200,000 shares of common stock at an exercise price equal to the greater of 1) $4.00 per share or 2) 80% of the average closing bid price of the Company's common stock for the 20 trading days preceding the loan's first anniversary in June 1999. The warrants are exercisable for a five-year period beginning in June 1999.

        In connection with 2,060 shares of Series D convertible preferred stock issued during the year ended December 31, 1999, which netted proceeds of $1,664,832 after costs, the Company issued at total of 83,333 warrants to the purchasers of the preferred shares. Of the 83,333 warrants 60,000 are exercisable at any time prior to February 5, 2004 at an exercise price of $4.125 per share, and the remaining 23,333 warrants are exercisable at any time until September 30, 2004 at $1.82 per share.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    DECEMBER 31,
--------------------------------------------------------------------------------

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Other Warrants (Continued)
        The Company occasionally lowers the exercise prices on its warrants as an incentive to have holders of the warrants exercise them.

        Stock Option Plans
        The Company has adopted five stock option plans, the 1995 Incentive Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, the 1995 Non-Qualified Directors' Stock Option Plan, the 1998 Stock Option Plan, and the 1998 Stock Compensation Plan. The shares issued pursuant to the plans are restricted shares until or unless registered by the Company. In addition, the Company from time to time will issue non-qualified stock options outside of these five plans.

        Under the 1995 Incentive Stock Option Plan, options may be granted by the Compensation Committee to its officers, key employees, and other employees according to responsibility and length of service. Options may not be granted to employees owning more than 10% of the total combined voting power of the stock of the Company. Options granted under the plan shall be granted within 10 years of the date of the adoption of the plan and must be exercised within 10 years of the grant. The aggregate number of shares that may be issued pursuant to the plan is 100,000 over the life of the plan, and the aggregate fair market value of the stock for exercise for the first time during any calendar year is $100,000 per individual. The exercise price of the options is determined by the Compensation Committee, but in any case, the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest pro rata over a four-year period.

        The 1995 Non-Qualified Stock Plan provides for incentives to management, executive personnel of the Company, and others. The plan limits the number of shares to 200,000, and the aggregate value of the underlying shares granted in any year for any single employee may not exceed $100,000 in value. The option price is fixed by the bid price of the Company's shares as quoted on NASDAQ or the Bulletin Board at the close of business on the date of the grant. Options must be exercised within 10 years of the date of grant thereof and shall vest at such time or times as the Board of Directors shall fix on the date of grant.

        The 1995 Director's plan is a non-qualified plan and provides for 60,000 shares in total, with 10,000 shares to be granted to each director on assuming office. The underlying share price is determined by the bid price on NASDAQ or the Bulletin Board on the date of the grant. The options vest over a five-year period. Options must be exercised within 10 years of the date of grant.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)
        Under the 1998 Stock Option Plan (the "1998 Plan"), options may be granted by the Compensation Committee to officers, employees, directors, and consultants. Options granted under the 1998 Plan may either be incentive stock options or non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 1998 Plan is 1,000,000 over the life of the 1998 Plan, of which 50,000 shares shall be issued to directors, 750,000 to employees as incentive stock options, and 200,000 to non-employees as non-qualified stock options. No incentive stock option may be granted to any person who owns more than 10% ("10% Shareholders") of the total combined voting power of all classes of the Company's stock, unless the exercise price is at least equal to 110% of the fair market value on the date of grant. Options may be granted under the 1998 Plan for terms of up to 10 years, except for incentive stock options granted to 10% shareholders, which are limited to the five-year terms. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000.

        The 1998 Stock Compensation Plan was adopted to provide the Company with a means of compensating key employees, including directors and consultants of the Company, for their services with shares of common stock. The plan became effective April 1, 1998 and shall terminate on March 31, 2008. It is administered by the Board of Directors, who is authorized to award up to 150,000 shares of common stock for a value of no less than par as consideration for services rendered. As of December 31, 1999, no options have been granted under the 1998 Stock Compensation Plan.

        The following summarizes the stock option transactions under the stock option plans:

                                                       Weighted-                              Weighted-
                                     1995               Average                                Average
                                   Incentive            Granted                                Granted
                                     Stock               Price              Other               Price
                                  Option Plan          Per Share           Options             Per Share
                                  -----------          ---------           --------            --------
     Outstanding, December
        31, 1997                         200            $   8.75            661,187            $   3.76
          Granted                     50,000            $   4.00                 --            $     --
          Exercised                       --            $     --           (112,000)           $   5.00
          Canceled                    (4,000)           $   4.00            (30,000)           $   4.40
                                    --------                               --------

     Outstanding,
        December 31, 1998             46,200            $   4.02            519,187            $   3.45
          Granted                         --            $     --            100,000            $   2.63
          Canceled                   (15,000)           $   4.00                 --            $     --
                                    --------                               --------

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)


        Stock Option Plans (Continued)


                                                            Weighted-                       Weighted-
                                             1995            Average                         Average
                                           Incentive         Granted                         Granted
                                             Stock            Price          Other            Price
                                          Option Plan       Per Share       Options          Per Share
                                          -----------       ---------       -------         ---------
               OUTSTANDING,
                 DECEMBER 31, 1999           31,200          $   4.03       619,187          $   3.32
                                             ======                         =======
               EXERCISABLE AT
                 DECEMBER 31, 1999           13,200          $   4.07       326,927          $   3.18
                                             ======                         =======


                                         1995
                                         Non-        Weighted-         1995        Weighted-                   Weighted-
                                       Qualified      Average           Non-       Average                      Average
                                       Directors'     Granted        Qualified     Granted        1998          Granted
                                         Stock         Price           Stock         Price        Stock          Price
                                         Option         Per            Option         Per         Option          Per
                                          Plan          Share           Plan         Share         Plan           Share
                                       ----------    ----------      ---------     ---------     ---------     ----------
               Outstanding,
                 December 31, 1997       158,000      $    7.75        30,000      $    8.85            --      $      --
                  Granted ........        25,000      $    3.75       175,000      $    4.01        30,000      $    3.63
                  Canceled .......       (10,000)     $    7.05        (2,000)     $    5.00            --      $      --
                                         -------                      -------                       ------

               Outstanding,
                 December 31, 1998       173,000      $    7.21       203,000      $    4.72        30,000      $    3.63
                  Granted ........         8,000      $    1.75            --      $      --       212,000      $    3.13
                  Canceled .......            --      $      --            --      $      --       (10,000)     $    3.13
                                         -------                      -------                       ------

               OUTSTANDING AT
                 DECEMBER 31, 1999       181,000      $    6.97       203,000      $    4.72       232,000      $    3.19
                                         =======                      =======                      =======

               EXERCISABLE AT
                 DECEMBER 31, 1999       181,000      $    6.97       203,000      $    4.72        46,400      $    3.23
                                         =======                      =======                       ======

        On October 22, 1998, certain non-qualified options to purchase 473,334 shares of common stock, originally granted during the year ended December 31, 1997, were repriced at an exercise price of $4. Subsequently, these options were repriced on December 31, 1998 at an exercise price of $3.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------



NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 1999 and 1998:

                                                                1999               1998
                                                           -------------      -------------
               Net loss
                  As reported                              $  (6,054,187)     $  (5,693,716)
                  Pro forma                                $  (6,830,370)     $  (6,278,493)
               Basic and diluted loss per common share
                  As reported                              $       (1.17)     $       (1.38)
                  Pro forma                                $       (1.32)     $       (1.52)

        The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1999 and 1998: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 99%, respectively; risk-free interest rates of 6.3% and 4.7%, respectively; and expected lives of three and 2.95 years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1999 and 1998 was $2 and $2.93, respectively, and the weighted-average exercise price was $3.08 and $4.42, respectively.

        For options granted during the year ended December 31, 1999 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2, and the weighted-average exercise price of such options was $3.08. No options were issued during the year ended December 31, 1999 where the exercise price exceeded the stock price at the date of the grant, nor where the exercise price was less than the stock price at the date of grant.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------



NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

        Stock Option Plans (Continued)

        The weighted-average remaining contractual life of the options outstanding at December 31, 1999 is 3.09 years. The exercise prices of the options outstanding at December 31, 1999 ranged from $1.75 to $15, and information relating to these options is as follows:


                                                                                          Weighted-           Weighted-
                                                                      Weighted-            Average              Average
                                                                       Average             Exercise            Exercise
           Range of               Stock             Stock             Remaining            Price of            Price of
           Exercise              Options           Options           Contractual            Options             Options
            Prices             Outstanding       Exercisable            Life              Outstanding         Exercisable
        --------------         -----------       -----------         -----------          -----------         ----------
        $ 1.75 -  4.50           599,000            395,400          2.84 years            $    3.50           $    3.62
        $ 4.51 -  6.00           486,667            202,667          2.67 years            $    3.11           $    3.18
        $ 6.01 - 10.00           175,720            167,460          5.11 years            $    8.18           $    8.19
        $10.01 - 15.00             5,000              5,000          2.00 years            $   15.00           $   15.00
                               ---------            -------
                               1,266,387            770,527
                               =========            =======

NOTE 13 - RELATED PARTY TRANSACTIONS

        During the year ended December 31, 1998, the Company incurred $220,248 in legal and consulting fees from a law firm of which Rowland W. Day, ll, a shareholder, a former member of the Board of Directors, and former Co-Chairman of the Company, is a partner.

        During the years ended December 31, 1999 and 1998, the Company engaged the services of Meyer Duffy & Associates ("Meyer Duffy"), a management consulting firm whose principal partner is a shareholder, a director, and former Co-Chairman of the Company. Meyer Duffy was retained by the Company to provide consulting, financial advisory, and investment banking services. The latest written consulting agreement was consummated and became effective January 1, 1998. Under the terms of the agreement, Meyer Duffy will continue its consulting services and services related to raising capital for the Company for a two-year period for $5,000 per month, and in addition, would receive a total of 75,000 options, exercisable at $4 per share.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------



NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

        In February 1998, the Company entered into a license agreement with Big Bike Boutique, Inc., ("BBB") a company owned by an individual who was also at that time a director of the Company, owner of four independently operated Bikers Dream dealerships, and owner of CCC, pursuant to which the Company licensed its name to BBB for the purpose of selling apparel and accessories. The agreement was terminated in October 1998 pursuant to a termination of license agreement and mutual release.

        In September 1998, the Company entered into a sublease agreement and repayment agreement with Big Bike of Daytona, Inc. ("Big Bike"), a Florida Corporation owned by Bruce Scott. Pursuant to the terms of the sublease agreement, the Company agreed to sublease to Big Bike the rights to operate an independent motorcycle dealership at the facility for an original term of three years. Under the repayment agreement, the Company has agreed to reimburse Big Bike for a portion of the cost of certain tenant improvements advanced by Big Bike. The reimbursement is to be made by an offset against the rent otherwise due under the sublease. All profits made by Big Bike on sales of motorcycles, parts, and other consigned inventories by the Company shall be applied to rent due under the sublease until the amount paid under the sublease in any given year equals the rent the Company is obligated to pay on the master lease for the premises. Thereafter, Big Bike is obligated to pay the Company half of its net profits on sales of consigned inventories from the Company. Total rent due under the sublease is capped at the lesser of actual net profits from the sale of consigned inventories from the Company or the amount owed by the Company under the master lease.

        A shareholder/former director also owns four other motorcycle dealerships in the state of Florida. The Company had sales to these stores during the years ended December 31, 1999 and 1998 of $934,000 and $1,684,015, respectively. At December 31, 1999, the stores owned by this individual owed the Company an aggregate of $26,778 in accounts receivable.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------



NOTE 14 - OTHER UNUSUAL ADJUSTMENTS

        During the fourth quarter of 1999, the Company had the following significant accounting adjustments, which may have been attributed to prior quarters in 1999:

        1. A charge of $400,000 to cost of goods sold at the Manufacturing Division for an adjustment to reduce inventories as a result of reconciling the inventory items and quantities counted during the year-end physical inventory count to the inventory items and quantities included in the year-end perpetual inventory listing. Management has identified that a significant amount of the adjustment relates to an accumulation of errors related to improperly reducing its parts inventory as motorcycles are produced and manufactured. Management attributes these errors to be the result of implementing several new manufacturing software programs for its production control and production planning during 1999, while failing to establish strong controls over these programs to prevent human error. Management of the Company plans on implementing controls to prevent such errors from occurring in the future.

        2. A charge of $322,000 to cost of goods sold at the Manufacturing Division to increase the inventory reserve for obsolete and slow-moving inventory items based upon the Company's review of its inventories at December 31, 1999, which identified a significant amount of items included in its inventories that were either no longer in current production or slow-moving inventory.

        3. A charge of $247,000 to cost of goods sold at the Manufacturing Division to increase the provision for accrued warranty expenses. Actual warranty charges during the year ended December 31, 1999 were higher than anticipated due to several motorcycle parts and components failing to perform to specifications. As a result, management of the Company has considered such unexpectedly high warranty expenses that were incurred during the year ended December 31, 1999 in estimating its future warranty obligations as of December 31, 1999.

        4. A charge of $417,000 to reduce the carrying value of inventories at the Retail Division as a result of reconciling the inventory items and quantities counted during the year-end physical inventory count to the inventory items and quantities included in the year-end perpetual inventory listing. Since the charge occurred after the measurement date related to the discontinued operations of the Retail Division, the effect of the charge is reflected in the loss on the disposal of the Retail Division of $1,782,144. Management attributes the misstatement of the perpetual inventory listing to be the result of a lack of employee training at the retail stores on the Retail Division's computerized sales and order-processing systems, lack of oversight at each one of the retail stores by their directors, and inadequate internal controls of the inventories at the retail stores.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------



NOTE 14 - OTHER UNUSUAL ADJUSTMENTS (CONTINUED)

        Management of the Company has not yet determined which quarters in 1999 for which the above adjustments relate. If such charges do relate to prior quarters in 1999, the net loss of the prior quarters may have been higher than as reported.

        During the fourth quarter of 1998, the Company had the following significant accounting adjustments:

        1. A charge of approximately $2,000,000 to cost of goods sold, resulting from the difference between the inventory quantities per the Company's perpetual inventory records at December 31, 1998 to a lesser amount counted during the physical year-end inventory. In order to determine the reason or reasons for the difference, the Company engaged the services of forensic accountants. However, the specific causes for the difference were not determined.

        2. A charge of $679,000 to cost of goods sold for the elimination of intercompany gross profit included in inventories that resulted from the Retail Division purchasing motorcycles from the Manufacturing Division at a price above the Manufacturing Division's actual cost.

        3. A charge of approximately $356,000 to cost of goods sold that related to the Company reconciling its intercompany warranty receivable and payable balances and accruing warranty costs.

        Management of the Company has not yet determined which quarters in 1998 for which the above adjustments relate. If such charges do relate to prior quarters in 1998, the net loss of the prior quarters may have been higher than as reported.


NOTE 15 - YEAR 2000 ISSUE

        The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

        Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.

                                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------



NOTE 16 - SUBSEQUENT EVENTS

        As described in Note 3, the Company completed the sale of its Retail Division on January 31, 2000.

        As described in Note 7, the Company was a defendant in a lawsuit by two individuals who were former owners of the Company's retail store in Sacramento, California, which commenced trial in December 1999. In January 2000, the trial concluded, and a verdict was rendered against the Company on the breach of contract and fraud causes of action. The jury awarded to the plaintiff compensatory damages of $283,000 and punitive damages of $400,000. A judgment of approximately $683,000 was subsequently entered with the court. The Company denies that it committed any fraud or misrepresentations and plans to appeal the verdict.

        As of March 10, 2000, the remaining 1,780 shares of the Series D convertible preferred stock and all accrued dividends on the preferred stock were converted into common stock. A total of 3,219,995 shares of common stock were issued as a result of the conversion during 2000.

        In January 2000, a $300,000 note payable that the Company had with MD Strategic LP, a partnership of which a shareholder and former director of the Company is a principal, was assigned to W3 Holdings, Inc. In addition, two other notes payable that the Company had with another shareholder of the Company, which aggregated to $300,000, were replaced by two amended and restated promissory notes of $156,638 and $150,000. Both of these notes carried an interest rate of 12% per annum and were to mature on March 31, 2000. After the notes payable were amended and restated, the $150,000 note was assigned by a shareholder to W3 Holdings, Inc. As of April 2, 2000, all three of the notes payable were still outstanding, and the Company was in negotiation with the holders of the notes to either extend the maturity date of the notes or convert the outstanding balance into shares of preferred or common stock. However, it was unknown at that time whether the holders of the notes would agree to do so or if they would demand immediate payment on the notes.

        In April 2000, the Company's Chief Executive Officer/President resigned his position with the Company. At that time, he had an employment contract with the Company that compensated him $226,429 per year, which would expire in August 2004. The Company is considering whether any additional amounts other than the remaining portion of deferred compensation, may be due to its former Chief Executive Officer/President, under this agreement with the Company subsequent to the date of his resignation.