Form 10QSB
period 2000-03-31
BIKERS DREAM INC
filed 2000-05-22
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 2000


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 9, 2000, 8,925,782 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format
Yes  [ ]     No  [X]

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
Bikers Dream, Inc. dba Ultra Motorcycle Company

We have reviewed the accompanying condensed consolidated balance sheet of Bikers Dream, Inc. dba Ultra Motorcycle Company and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, its total liabilities exceed its total tangible assets, and the Company is involved in several legal matters, which could have a negative impact on the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Bikers Dream, Inc. dba Ultra Motorcycle Company and subsidiaries as of December 31, 1999, and the related statements of operation, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2000, we expressed an unqualified opinion on those financial statements. However, our report contained an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. We have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 28, 2000

Part 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2000               1999
                                                                                  ------------       ------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $  1,058,230       $  1,434,781
    Investments                                                                        500,000                 --
    Accounts Receivable, net of allowance for doubtful accounts of $470,732 for the period ended March 31, 2000 and
      $312,376 for the period ended December 31, 1999                                1,827,993          2,250,939
    Other Receivables                                                                  123,913             54,175
    Inventories, net of reserves                                                     4,013,677          4,354,194
    Prepaid expenses and other current assets                                          198,231            240,279
    Net current assets of discontinued operations                                       24,000          1,248,088
                                                                                  ------------       ------------
        Total current assets                                                         7,746,044          9,582,456
FURNITURE AND EQUIPMENT, net of accumulated depreciation and amortization              928,973            988,248
NOTE RECEIVABLE, net unamortized discount                                              834,117                 --
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of
accumulated amortization                                                             2,355,152          2,404,907
DEBT ISSUANCE COSTS, net of accumulated amortization                                    67,406             80,888
DEPOSITS AND OTHER ASSETS                                                              315,178            346,413
                                                                                  ------------       ------------
           TOTAL ASSETS                                                           $ 12,246,870       $ 13,402,912
                                                                                  ============       ============
                       LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
    Current portion of notes payable                                              $    149,168       $    153,881
    Current portion of capital lease obligations                                        41,641             62,584
    Accounts payable                                                                 2,335,407          2,685,624
    Accrued expenses                                                                 1,981,386          1,949,426
    Accrued legal and settlement costs                                                 834,000            813,000
    Advances on financing agreements - related party                                   272,947            309,087
    Notes payable - related parties                                                    606,638            600,000
                                                                                  ------------       ------------
        Total Current Liabilities                                                    6,221,187          6,573,602
NOTES PAYABLE, less current portion                                                  4,552,967          4,564,562
CAPITAL LEASE OBLIGATIONS, less current portion                                         63,228             90,324
                                                                                  ------------       ------------
           Total liabilities                                                        10,837,382         11,228,488
                                                                                  ------------       ------------
SHAREHOLDERS' EQUITY
    Series A, convertible preferred stock, no par value
        Aggregate liquidation preference of $175,000
           30 shares authorized, 0 shares outstanding at
           March 31, 2000 and December 31, 1999                                             --                 --
    Series B, convertible preferred stock, no par value
        cumulative dividends, aggregate liquidation preference of
           $702,194 per share 8,000,000 shares authorized, 702,194 shares issued and outstanding at March 31, 2000 and
           December 31, 1999                                                      $    702,194       $    702,194
    Series C, convertible preferred stock, no par value
        cumulative dividends, aggregate liquidation preference of $25,000
           300 shares authorized, 0 shares issued and outstanding at
           March 31, 2000 and December 31, 1999                                             --                 --
    Series D, convertible preferred stock, $.01 par value
        cumulative dividends, aggregate liquidation preference of $1,780,000
           3,500 shares authorized, 0 shares outstanding at March 31, 2000
           and 1,780  shares outstanding at December 31, 1999                               --                 18
    Additional -paid-in-capital, Series D Preferred Stock                                   --          1,438,526
    Common stock, no par value
        25,000,000 shares outstanding
        8,925,782 issued and outstanding at March 31, 2000 and
        5,725,896 issued and outstanding at December 31, 1999                       25,335,964         23,831,804
    Accumulated deficit                                                            (24,628,670)       (23,798,118)
                                                                                  ------------       ------------
           Total shareholders' equity                                                1,409,488          2,174,424
                                                                                  ============       ============
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 12,246,870       $ 13,402,912
                                                                                  ============       ============


See the accompanying notes to these financial statements

                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                         2000              1999
                                                                      -----------       -----------
REVENUES                                                              $ 6,712,040       $ 5,923,509

COST OF GOODS SOLD                                                      5,720,277         4,067,871
                                                                      -----------       -----------

GROSS PROFIT                                                              991,763         1,855,638
                                                                      -----------       -----------

EXPENSES
    Selling, general, and administrative expenses                       1,369,564         1,247,772
    Depreciation and amortization                                         125,886           111,050
                                                                      -----------       -----------
        Total Expenses                                                  1,495,450         1,358,822
                                                                      -----------       -----------

OPERATING INCOME  (LOSS) FROM CONTINUING OPERATIONS                      (503,687)          496,816
                                                                      -----------       -----------

OTHER INCOME (EXPENSE)
    Interest expense                                                     (180,773)         (221,707)
    Other income, net                                                      15,201                --
                                                                      -----------       -----------
        Total other income (expense)                                     (165,572)         (221,707)
                                                                      -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED
OPERATIONS, PREFERRED STOCK DIVIDENDS, AND BENEFICIAL CONVERSION         (669,259)          275,109

PROVISION FOR INCOME TAXES                                                     --                --
                                                                      -----------       -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS, DEFERRED STOCK
DIVIDENDS, AND BENEFICIAL CONVERSION                                     (669,259)          275,109

LOSS ON DISCONTINUED OPERATIONS
    Loss on discontinued operations, net of provision for income
    taxes of $0                                                          (139,272)         (147,172)
                                                                      -----------       -----------

INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS AND BENEFICIAL
CONVERSION                                                               (808,531)          127,937

PREFERRED STOCK DIVIDENDS, net of forfeited dividends                          --           (30,866)

BENEFICIAL CONVERSION FEATURE GRANTED TO SERIES C PREFERRED
SHAREHOLDERS                                                                   --          (292,328)
                                                                      -----------       -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                             $  (808,531)      $  (195,257)
                                                                      ===========       ===========

BASIC AND DILUTED LOSS PER SHARE
    Loss per share from continuing operations                         $     (0.09)      $     (0.01)
    Loss per share from discontinued operations                       $     (0.02)      $     (0.03)
                                                                      -----------       -----------
        TOTAL BASIC AND DILUTED LOSS PER SHARE                        $     (0.11)      $     (0.04)
                                                                      ===========       ===========
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING                   7,055,386         5,152,737


See the accompanying notes to these financial statements

                BIKERS DREAM, INC., DBA ULTRA MOTORCYCLE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                      MARCH 2000        MARCH 1999
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (loss) from continuing operations                      $  (669,259)      $   275,109
    Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities
        Gain on sale of equipment                                         (14,754)               --
        Depreciation and amortization                                     125,886           116,600
        Amortization of discount on note receivable                       (13,731)               --
        Amortization of loan costs                                         13,482            13,482
        Issuance of common stock for services rendered                         --            60,000
    (Increase) decrease in
        Accounts receivable                                               422,946        (1,342,025)
        Other receivables                                                 (69,738)            4,343
        Inventories                                                       340,517           142,103
        Prepaid expenses and other current assets                          62,048            (5,292)
        Deposits and other assets                                          31,235          (107,753)
    (Increase) decrease in
        Accounts payable                                                 (350,217)          246,461
        Accrued expenses                                                  103,193           213,541
        Accrued legal and settlement costs                                     --                --
                                                                      -----------       -----------
Net cash used in continuing operating activities                          (18,392)         (383,431)
Net cash used in discontinued operating activities                       (235,570)         (395,185)
                                                                      -----------       -----------
Net cash used in operating activities                                    (253,962)         (778,616)
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of furniture and equipment                                  (52,032)         (111,962)
    Other                                                                      --            (3,413)
                                                                      -----------       -----------

Net cash used in continuing investing activities                          (52,032)         (115,375)
Net cash used in discontinued investing activities                             --          (209,964)
                                                                      -----------       -----------
Net cash used in investing activities                                     (52,032)         (325,339)
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                                             (16,308)          (20,034)
    Payments on capital lease obligations                                 (18,109)          (11,119)
    Advances on financing agreements - related party, net                 (36,140)         (186,153)
    Debt issuance costs                                                        --           (33,780)
    Exercise of Series C warrants                                              --           125,000
    Exercise of Series E warrants                                              --             5,000
    Exercise of Series F warrants                                              --            37,500
    Additional paid-in capital received from related parties                   --           107,659
    Payment on subscriptions receivable                                        --            90,000
    Private placements, net of offering costs                                  --         1,367,000
                                                                      -----------       -----------
Net cash provided/(used)  by financing continuing activities              (70,557)        1,481,073
Net cash provided /(used) by discontinued financing activities                 --                --
                                                                      -----------       -----------
Net cash provided/(used)  by financing activities                         (70,557)        1,481,073
                                                                      -----------       -----------
Net increase (decrease) in cash and cash equivalents                     (376,551)          377,118

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            1,434,781           689,679
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF THREE MONTH PERIOD ENDED
MARCH 31, 2000 AND MARCH 31, 1999                                     $ 1,058,230       $ 1,066,797
                                                                      ===========       ===========


See the accompanying notes to these financial statements

                       BIKERS DREAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Bikers Dream, Inc., d.b.a. Ultra Motorcycle Company and all of its wholly owned subsidiaries, including the accounts of Ultra Motorcycle Company, Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, and Bikers Dream Eagle Enterprises, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION:

Revenue from the sale of motorcycles is recognized upon shipment to the customer.

ADVERTISING COSTS:

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

INCOME TAXES:

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

NET LOSS PER SHARE:

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company had a net loss for the three months ended March 31, 2000 and 1999, basic and diluted loss per share is the same.

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

INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method for finished motorcycles and work-in-process inventories and the average cost method for parts inventories. Finished goods include capitalized overhead costs, which include primarily labor.

FURNITURE AND EQUIPMENT:

Furniture and equipment, including capitalized leases, are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is less.

CONCENTRATION OF RISK:

The Company is operating in a growing market due to the current nationwide popularity of custom motorcycles. Its future success is dependent on the continuation of interest in the recreational motorcycle industry.

CONCENTRATION OF CREDIT RISK:

Other financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of March 31, 2000, the Company has no significant concentrations of credit risk.

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

WARRANTY EXPENSES:

Included in accrued expenses are accrued warranty expenses. Estimated future warranty obligations related to motorcycles and parts are provided by charges to operations in the period in which the related revenue from the sales of motorcycles or parts is recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

RECLASSIFICATIONS:

Certain amounts included in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED:

The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized on a straight-line basis over fifteen years. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of March 31, 2000 the Company has not recognized any impairment losses.

COMPREHENSIVE INCOME:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

DISCONTINUED OPERATIONS:

On January 31, 2000, the Company completed the sale of the assets of its Retail Division to V-Twin Holdings, Inc. ("V-Twin"), which is a publicly traded company that is a consolidator of independent motorcycle dealerships. The assets of the Retail Division included the five Company-owned stores located in California, Texas, and North Carolina, substantially all of the fixed assets and inventories at the retail stores, certain intellectual property assets including the trade name "Bikers Dream," and the domain name "bikers-dream.com." As a result of the sale, the results of the operations of the Retail Division have been reclassified as discontinued operations and prior periods have been restated.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates", or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and under the heading "Certain Trends and Uncertainties" in Item 6 of the Company's Annual Report for 1999 on Form 10-KSB. These risks and uncertainties could cause the actual results to differ materially from those anticipated as of the date of this report. Specific factors that may cause such a difference include, but are not limited to, the Company's history of operating losses and accumulated deficit. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

From 1990 until 1996, the Company operated primarily as a motorcycle superstore retailer. Prior to 1997, the Company was attempting to establish a network of franchised Bikers Dream stores, but suspended such efforts at the end of 1996. In 1997, the Company established its Motorcycle Manufacturing and Distribution ("Motorcycle") division by completing the acquisition of the motorcycle and parts manufacturing assets of Ultra Kustom Cycles. Since the acquisition of the Motorcycle Division, the Company has devoted a significant amount of resources to restructuring and repositioning the Company from a retailer to a premier custom motorcycle manufacturer and distributor.

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


As noted above, in January 2000, the Company sold to V-Twin Holdings, Inc. the assets related to the operation of the Retail Division. As stated in Note 2 to the Company's financial statements filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and Note 2 to the financial statements included in this report, the results of operations of the Retail Division have been reclassified as discontinued operations and prior periods have been restated.


COMPARISON OF THE FISCAL QUARTERS ENDED MARCH 31, 2000 AND 1999


REVENUES. Revenues for the three months ended March 31, 2000 were $6,712,000, as compared to $5,924,000 for the comparable period in 1999, representing an increase of $788,000 or 13.3%. The Company attributes a large portion of the increase in revenues to sales of its new "Fat Pounder" model, which was introduced as a 2000 model in late 1999.

The number of motorcycles sold during the three months ended March 31, 2000 increased to 374, from 344 for the comparable period in 1999, while the number of dealerships decreased to approximately 80 at March 31, 2000, from 100 for the comparable period in 1999. As a result, dealer sales productivity (the number of motorcycles sold to dealers divided by the number of dealers) increased from an average of approximately 1.1 motorcycles per month for the three months ended March 31, 1999, to an average of approximately 1.5 motorcycles per dealer per month for the three months ended March 31, 2000.

COST OF GOODS SOLD/GROSS PROFIT. Cost of goods sold for the three months ended March 31, 2000 was $5,720,000 (representing 85% of revenues), as compared to $4,068,000 (representing 69% of revenues) for the comparable period a year earlier, representing an increase of $1,652,000 or 41%. Cost of goods sold include direct and indirect manufacturing costs, administrative costs to purchase and sell Ultra Kustom parts, warranty costs, and costs related to the assembly of motorcycles. The Company attributes $1,375,000 of the increase in cost of goods sold to higher material and labor costs related to the increased level of motorcycle sales during the period, costs of making quality improvements, and sales of models during the period with higher manufacturing costs than models sold during the same period in 1999. Approximately $240,000 of the increase relates to a charge to cost of goods sold for the Company's estimate of the shrinkage in inventories that was not reflected in the Company's perpetual inventory listings as of March 31, 2000. This estimate is based upon the Company's historical experience of such shrinkages. The remaining portion of the increase in cost of goods sold, approximately $38,000, relates to slightly higher expenditures for supplies.

As described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, the Company incurred a significant increase in warranty expense from $842,000 for the fiscal year ended December 31, 1998 to $1,795,000 for the fiscal year ended December 31, 1999, representing an increase of $954,000 or approximately 113%. Included in the $1,795,000 figure was a charge of $247,000 in the fourth quarter of 1999 to provide for the contingency of liabilities on units sold under warranty. During the three month period ended March 31, 2000, the Company implemented additional quality improvements and strengthened control of warranty claims. As part of these improvements, the Company has developed a reporting process which permits the periodic measurement of the number of warranty claims within the population of motorcycles sold to consumers. Based upon these measurements, the Company believes that the rate of warranty claims per motorcycle sold is decreasing. It is the Company's view that warranty costs will continue to decline in the future but no assurances can be given.

As the cost of goods sold increased at a greater rate than did revenues, gross profit for the three months ended March 31, 2000 was $992,000 (representing 15% of revenues), as compared to $1,856,000 (representing 31% of revenues) for the period ended March 31, 1999. This represents a decrease in gross profit of $864,000 or 47%. The decrease in gross profit as a percentage of revenues (i.e., gross margin) is attributable to the increase in cost of goods sold as described above and sales of several models of motorcycles in the current period that had a lower gross margin than models sold in the comparable period of a year ago.

The decrease in gross profit for the three month period ended March 31, 2000 also can be attributed to the pricing of the Company's 2000 model year motorcycles. When the Company designed and determined the cost of manufacture of its 2000 model year motorcycles, it implemented a price increase that it believed would maintain the historical rate of gross profit. As the manufacture of 2000 model year motorcycles began in January 2000, the Company reviewed its manufacturing costs and determined that its earlier cost estimates were lower than the actual costs of manufacture. As a result, the Company implemented a price increase of approximately 7 percent, effective March 1, 2000, on orders received after March 1, 2000. Due to the Company's sales backlog, the full impact of the price increase on gross profit will not be realized until late April 2000 or early May 2000. The Company plans to continue to monitor its manufacturing costs, and when required, make the appropriate price increases.
In addition, the Company has initiated a material cost reduction program to reduce manufacturing costs. While the Company believes that it will be able to return to previous levels of gross profit, no assurances can be given that gross profit will increase in the future.

As described in Note 14 in the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company recognized an aggregate of $969,000 of charges to cost of goods sold in connection with three significant adjustments that were all recorded in the fourth quarter. The periods attributed to these charges could not be identified by the Company's management. If these charges recorded in the fourth quarter of 1999 were attributed to the first three quarters of 1999, the gross profit for these quarters would have been lower than as reported in the unaudited interim financial statements for such periods.

EXPENSES. Selling, general and administrative expenses were $1,370,000 or 20% of sales for the three months ended March 31, 2000, as compared to $1,248,000, or 21% of sales, for the three months ended March 31, 1999.

Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The increase of $122,000 relates to an increase in the number of employees in the accounting department and an increase in legal expenses related to litigation.

Depreciation and amortization expense for the three months ended March 31, 2000 totaled $126,000, as compared to $111,000 for the same period in 1999. The increase of $15,000 is a result of purchases made in 1999 for computer hardware and software related to the upgrade of the Company's information technology systems, and leasehold improvements in 1999 to prepare the Mira Loma facility for the manufacture of motorcycles.

OPERATING LOSS FROM CONTINUING OPERATIONS. As a consequence of the foregoing, operating loss from continuing operations for the three months ended March 31, 2000 was $504,000, as compared to an operating profit from continuing operations of $497,000 for the three months ended March 31, 1999.

OTHER INCOME (EXPENSE). Interest expense decreased from $222,000 for the three months ended March 31, 1999 to $181,000 for the three months ended March 31, 2000. The decrease resulted from the discontinuance of the Company's use of the Cana Capital flooring line of credit.

For the three months ended March 31, 2000, other income totaled $15,000 and represents a gain on the sale of test equipment.

LOSS BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED OPERATIONS, PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION. Loss before provision for income taxes, discontinued operations, preferred stock dividends and beneficial conversion for the three months ended March 31, 2000 was $669,000 and consists of the operating loss from continuing operations of $504,000 and other expenses of $166,000.

INCOME TAXES. The provision for income taxes for the three month period ended March 31, 2000 is $0. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

LOSS ON DISCONTINUED OPERATIONS. In accordance with APB No. 30, in order to record the loss on disposal of its Retail Division for the year ended December 31, 1999, the Company estimated the future operating losses of the Retail Division for the period up until the sale of the division, which was January 31, 2000. During the first quarter of 2000, it became evident that the provision as of December 31, 1999 made for the operating loss for the period ended January 31, 2000 was less than what it should have been by approximately $139,000. This adjustment to the provision in the operating loss of discontinued operations was primarily attributed to an adjustment to increase the reserve balance on accounts receivables at the Retail Division. Accordingly, the Company has recognized an adjustment in the provision for losses on discontinued operations in the first quarter of 2000 by $139,000, which is net of a provision for income taxes of $0.

PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION FEATURE GRANTED TO SERIES C PREFERRED STOCKHOLDERS. During the three months ended March 31, 2000, there were no costs associated with preferred stock dividends or beneficial conversion features. However, during the three months ended March 31, 1999 costs were recognized for preferred stock dividends of $30,866 and the beneficial conversion granted to Series C preferred stockholders of $292,328.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. For the three months ended March 31, 2000, the net loss available to common stockholders was $809,000, as compared to a net loss of $195,000 for the same period in fiscal 1999. The decreased profitability of $614,000 is the result of a decrease in gross profit and an increase in cost of goods sold, as discussed above, and the loss on discontinued operations that resulted from the recognition of uncollectable accounts receivable.

GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. The Company finances the manufacture of its motorcycles from proceeds of sales. Most of the Company's vendors require payment terms of 30 days or less. Other than for certain extraordinary liabilities or potential liabilities as described in that section of the Company's Annual Report for 1999 on Form 10-KSB entitled "Ability of the Company to Continue as a Going Concern," management believes that the Company can, at its current level of operations, adequately meet its liabilities, including liabilities to vendors, by using available internal cash.

In the past, the Company has also looked to outside funding sources to address its liquidity and working capital needs. These include private equity placements and Secured debt-financing arrangements with lenders.

EXISTING FINANCING ARRANGEMENTS

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

In May 1998, the Company entered into an agreement with Cana Capital Corporation, a company owned by Bruce Scott, a former director of the Company, pursuant to which Cana Capital would provide $1.5 million in floor financing for the Company's motorcycles. In April 1999, Cana Capital elected to terminate the flooring agreement. Thereafter, Cana Capital allowed the Company several months to pay off the balance on the floor financing. In approximately August 1999, a dispute arose between Cana Capital and the Company as to claims the Company had against Cana Capital, which offset part of the balance remaining on the floor financing. Cana Capital subsequently filed suit against the Company in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida. The Company is defending the action and is cross-complaining against Cana Capital to offset the balance owed on the floor financing, which, according to the Company's records, is approximately $273,000 as of March 31, 2000. The Company believes that it has potential offsets against Cana Capital and Mr. Scott which would reduce this balance. Advances under the Cana Capital line of credit bear interest at a rate of 2% over the prime rate if used to finance the acquisition of new vehicles, and 5% over the prime rate if used to finance the acquisition of used vehicles. As of March 31, 2000, the interest rate for advances on new vehicles and used vehicles was 10.83% and 13.83%, respectively. Settlement negotiations as to the Company's claims against Mr. Scott and Cana Capital are currently pending.

In October 1998, the Company obtained a bridge loan in the amount of $300,000 from MD Strategic L.P. ("MD Strategic"), a partnership in which Don Duffy, a former director of the Company, is a principal. The loan is evidenced by an unsecured note bearing interest at 18% per annum and was due, together with accrued interest, on the earlier of December 31, 1999 or upon receipt by the Company of funds from a third-party lender. In January 2000, MD Strategic assigned the note, on which there was accrued approximately $82,200 in interest and fees, to W3 Holdings, Inc. ("W3 Holdings"). W3 Holdings extended the term of the note to March 31, 2000. The Company currently is negotiating with W3 Holdings regarding the terms of repayment.

In November 1999, the Company obtained a second bridge loan in the amount of $300,000 from William Whalen, a stockholder of the Company. The loan originally was evidenced by two promissory notes in the principal amounts of $200,000 and $100,000 respectively, each bearing interest at a rate of 12% per annum and maturing on March 31, 2000. In January 2000, the notes were replaced by two amended and restated promissory notes in the principal amounts of $156,638 and $150,000, respectively. The amended and restated $156,638 note evidences $150,000 of the principal amount of the original $200,000 note, $4,338 of accrued interest on the original $200,000 note and $2,300 of accrued interest on the original $100,000 note. The amended and restated $150,000 note evidences the entire principal amount of the original $100,000 note, plus $43,362 of their original principal amount of the

$200,000 note. Both the $156,638 and $150,000 amended and restated notes bear interest at a rate of 12% per annum and mature on March 31, 2000. Mr. Whalen subsequently assigned the amended and restated note in the amount of $150,000 to W3 Holdings, while continuing to hold the amended and restated $156,638 note. The Company currently is negotiating with W3 Holdings, and plans to negotiate with Mr. Whalen, in each case, regarding the terms of repayment of the notes.

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

CONSOLIDATED STATEMENT OF CASH FLOWS. Net cash used in operating activities for the three-month period ended March 31, 2000 was $254,000, as compared to $779,000 for the period ended March 31, 1999. Net cash used in operating activities includes net cash used in continuing operating activities and net cash used in discontinued operating activities. The discontinued operations consist of the Retail Division that was sold on January 31, 2000.

Net cash used in continuing operating activities for the three month period ended March 31, 2000 was $18,000, as compared to $383,000 for the comparable period in 1999, representing a change of approximately $365,000. During the three months ended March 31, 2000, cash was provided through the reduction of accounts receivable of $423,000 as a result of improved collections and better inventory management, which reduced inventories by $341,000. These improvements to cash were reduced by the net loss from continuing operations of $669,000.

The net cash used in discontinued operating activities was $236,000 for the three-month period ended March 31, 2000. For the same period in 1999, the discontinued operations used cash of $395,000.

Net cash used in investing activities is $52,000 for the three month period ended March 31, 2000, as compared to $325,000 for the same three month period in 1999. The principle use of cash during the three months ended March 31, 2000 was for the installation of four new assembly lines.

Net cash used by financing activities for the three month period ended March 31, 2000 is $71,000 and consists of payments on notes payable and capital lease obligations of approximately $34,000, and repayments of advances on floor plan financing from Cana Capital of approximately $36,000.

Net cash provided by financing activities for the three month period ended March 31, 1999 was approximately $1,481,000. This sum consisted of primarily the proceeds from the placement of the Series D Preferred Stock in February 1999 of approximately $1,367,000. Warrants were exercised in the Series C class and provided cash of $125,000 during the period.

For the three months ended March 31, 2000, there was a net decrease in cash and cash equivalents of $376,551. The primary use of cash during the three-month period consisted of approximately $235,000 used in connection with the operations of the discontinued Retail Division. In addition, $52,000 was used to construct new assembly lines and $70,000 was used to make payments on notes payable, lease obligations and financing agreements.

For the three months ended March 31, 1999 the net increase in cash and cash equivalents was approximately $377,000. The major source of cash during the period was the approximately $1,367,000 in net proceeds from the sale of Series D preferred stock. Cash was used by discontinued operating activities and totaled approximately $779,000. Cash was also used to invest in computer hardware and software and leasehold improvements in the Mira Loma facility (approximately $112,000) and in the discontinued Retail Division of approximately $210,000.

OUTLOOK AND ABILITY OF COMPANY TO CONTINUE AS A GOING CONCERN

As described Note 2 to the Company's financial statements in its Annual Report for fiscal 1999 on Form 10-KSB, entitled "Summary of Significant Accounting Policies -- Going Concern and Basis of Presentation", and in their independent accountants' report dated April 28, 2000 which appears in this quarterly report on Form 10-QSB, the Company's independent auditors state that the Company has incurred recurring losses from operations, and that its total liabilities exceed its tangible assets as of December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Discussed below are certain existing or potential liabilities that are of primary concern to the Company.

JUDGMENT IN THE KINNICUTT LITIGATION. As described in Part II, Item 1 of this report on Form 10-QSB, under the caption entitled "Legal Proceedings", James and Susan Kinnicutt (the "Kinnicutts") filed an action against the Company on August 20, 1998 in Sacramento Superior Court, Sacramento County, California, for breach of contract, fraud, slander, wrongful termination and gender discrimination in connection with the Company's repurchase of a Bikers Dream franchise which the Kinnicutts had purchased in 1994. In December 1999, a jury rendered verdicts for compensatory damages against the Company of over $283,000. In January 2000, following a trial on the bifurcated issue of punitive damages, the jury awarded an additional $400,000 in punitive damages against the Company and lesser amounts against two of its former employees. On March 20, 2000, the court entered a judgment against the Company in the amount of $683,601. There is currently in effect a stay that would prevent enforcement of this judgment against the Company until ten days after the last day on which the Company may file an appeal. Currently, the stay will expire on May 29, 2000. The Company filed certain post trial motions challenging the judgment. The Court denied these motions on May 18, 2000.

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

REPAYMENT OF BRIDGE LOANS. The Company became obligated on March 31, 2000 to repay bridge loans from W3 Holdings, Inc. and William Whalen, a shareholder of the Company, in the approximate principal amounts of $450,000 and $156,638, respectively. Accrued and unpaid interest under both bridge loans as of April 14, 2000 is approximately $103,511. The Company currently does not have the resources to repay these loans. To date, neither W3 Holdings nor Mr. Whalen has taken any action to compel payment on their respective notes. The Company is negotiating with W3 Holdings regarding repayment of its notes, and intends to negotiate with Mr. Whalen regarding repayment of his notes. However, there can be no assurances that these negotiations will be successful. If the Company is required to repay the loans to W3 Holdings and Mr. Whalen, this will have a material adverse effect on the Company's financial condition.

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

The Company is continuing to investigate its options to finance an appeal bond. However, there are no assurances that the Company will be successful in obtaining financing to post an appeal bond. If the Company is not successful in its efforts to post the appeal bond and the Company is required to pay the judgment, the Company's financial condition and ability to continue to operate may be adversely affected.

As noted above, the Company is in the process of negotiating with W3 Holdings regarding repayment of its notes, and intends to negotiate with Mr. Whalen regarding repayment of his notes. However, there are no assurances that these negotiations will be successful.

The ability of the Company to generate a profit is paramount to solving its liquidity issues and obtaining an extension or refinancing of the FINOVA loan when that loan matures in June 2001. The Company's ability to improve its profitability in future periods will depend upon a number of factors, including the ability of the Company to maintain a level of production sufficient to meet current demand. Management believes that several steps can be taken to improve profitability. These include implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management, and inventory control. The Company believes that the sale of its Retail Division will allow management to focus on implementing these changes. However, there can be no assurances that the Company will be able to successfully implement any of the changes described above, or that the Company will in fact achieve profitability in future periods.

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


PART II OTHER INFORMATION

ITEM 1.

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

As described in the Company's reports on Form 8-K dated January 31, 2000, and Form 10-KSB for the fiscal year ended December 31, 1999, James and Susan Kinnicutt (the "Kinnicutts") filed an action against the Company on August 20, 1998 in Sacramento Superior Court, Sacramento County, California, for breach of contract, fraud, slander, wrongful termination and gender discrimination in connection with the Company's repurchase of a Bikers Dream franchise which the Kinnicutts had purchased in 1994. At the time the Kinnicutts had purchased the franchise, the Company had failed to strictly comply with the requirements of California's Franchise Investment Law. Thereafter, the Kinnicutts elected to rescind their franchise agreement, and the parties entered into an asset purchase agreement, pursuant to which the Company agreed to repurchase the franchise and its assets. The agreement required the Company to pay off a SBA loan, which the Kinnicutts had obtained to finance the opening of the franchise and to assume the franchise's lease. In conjunction with the repurchase of the franchise, the Company retained Mr. and Mrs. Kinnicutt as managers of the store. In August 1997, the Kinnicutts were terminated as employees of the store, due to their poor performance, and they subsequently filed the action described in this paragraph.

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

There is currently in effect a stay that would prevent enforcement of this judgment against the Company until ten days after the last day on which the Company may file an appeal. Currently, the stay will expire on May 29, 2000. The Company filed certain post trial motions challenging the judgment. The court denied these motions on May 18, 2000.

If an appeal bond is posted, enforcement of the judgment will be stayed during the pendency of an appeal. The Company's insurance carrier has informed the Company that it will not post an appeal bond to stay enforcement of the judgment after the expiration of the original stay period. It is uncertain at this time whether the Company will be able to post the appeal bond and if it cannot post the appeal bond what effect the unsatisfied portion of any judgment may have on the Company. If the Company is required to pay the judgment in the Kinnicutt case, the Company's ability to continue to operate its business may be materially impaired. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. CHANGES IN SECURITIES

All securities issued by the Company during the fiscal quarter ended March 31, 2000 without registration under the Securities Act were previously reported by the Company in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 - OTHER INFORMATION

Not Applicable.

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

        3.1    Articles of Incorporation, as amended, of Bikers Dream, Inc.
               (formerly known as HDL Communications)(1)

        3.1.1  Certificate of Amendment of Articles of Incorporation dated June
               21, 1996(2)

        3.1.2 Certificate of Correction of Certificate of Amendment of Articles of Incorporation dated July 25, 1997(3)

        3.1.3  Certificate of Ownership of HDL Communications (now known as
               Bikers Dream, Inc.)(1)

        3.1.4  Certificate of Determination of Series B Convertible Preferred
               Stock (3)

        3.1.5  Certificate of Determination of Series C Convertible Preferred
               Stock (4)

        3.1.6  Certificate of Determination of Series D Convertible Preferred
               Stock (5)

        3.2    Bylaws, as amended, of Bikers Dream, Inc. (1)

        4.1    Form of Certificate of Common Stock of Bikers Dream, Inc. (6)

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

(b)     Reports on Form 8-K

(1) Report on Form 8-K filed with the Commission on January 26, 2000 (reporting execution of an Asset Purchase Agreement dated January 18, 2000 between Bikers Dream, Inc. and V-Twin Holdings, Inc.)

(2) Report on Form 8-K dated January 31, 2000 filed with the Commission on February 15, 2000 (reporting sale of the Retail Division by Bikers Dream, Inc. to V-Twin Holdings, Inc.)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 22, 2000                    Bikers Dream, Inc.


                                        By: /s/ Harold L. Collins
                                            ------------------------------------
                                            Harold L. Collins,
                                            (Chief Operating Officer
                                            Principal Executive Officer)

                                        By: /s/ Michael J. Fisher
                                            ------------------------------------
                                            Michael J. Fisher
                                            (Chief Financial Officer)