Form 10QSB
period 2000-06-30
BIKERS DREAM INC
filed 2000-08-14
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 2000


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2000, 8,925,782 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format
Yes [ ] No [X]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Bikers Dream, Inc., dba Ultra Motorcycle Company

We have reviewed the accompanying condensed consolidated balance sheet of Bikers Dream, Inc., dba Ultra Motorcycle Company and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of operations and cash flows for the each of the six month periods ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, its total current liabilities exceed its total current assets, and its accumulated deficit was $23,171,849 as June 30, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Bikers Dream, Inc., dba Ultra Motorcycle Company and subsidiaries as of December 31, 1999, and the related statements of operation, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2000, we expressed an unqualified opinion on those financial statements. However, our report contained an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. We have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 26, 2000

Part 1 - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                BIKERS DREAM, INC., dba ULTRA MOTORCYCLE COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)
================================================================================
ASSETS

                                                                                 June 30,           December 31,
                                                                                   2000                1999
                                                                               ------------        ------------
                                                                                (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                                              $    499,994        $  1,434,781
        Investments                                                                 500,000                  --
        Accounts receivable, net of allowance for doubtful accounts
        of $521,385 at June 30, 2000 and $312,376 at December 31, 1999            1,990,574           2,250,939
        Other receivables                                                           335,235              54,175
        Inventories, net of reserves                                              4,286,222           4,354,194
        Prepaid expenses and other current assets                                   284,889             240,279
        Net assets of discontinued operations                                        19,387           1,248,088
                                                                               ------------        ------------
                      Total current assets                                        7,916,301           9,582,456
FURNITURE AND EQUIPMENT, net                                                        925,241             988,248
NOTE RECEIVABLE, net of unamortized discount                                        855,144                  --
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net                           2,305,397           2,404,907
DEBT ISSUANCE COSTS, net                                                             53,925              80,888
DEPOSITS AND OTHER ASSETS                                                           121,376             346,413
                                                                               ------------        ------------
TOTAL ASSETS                                                                   $ 12,177,384        $ 13,402,912
                                                                               ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Current portion of notes payable                                       $  4,530,742        $    153,881
        Current portion of capital lease obligations                                 55,028              62,584
        Accounts payable                                                          2,089,136           2,685,624
        Accrued expenses                                                          1,800,104           1,949,426
        Accrued legal and settlement costs                                          324,326             813,000
        Advances on financing agreements-- related party                                 --             309,087
        Notes payable-- related parties                                             351,638             600,000
                                                                               ------------        ------------
               Total current liabilities                                          9,150,974           6,573,602
NOTES PAYABLE, less current portion                                                  44,304           4,564,562
CAPITAL LEASE OBLIGATIONS, less current portion                                     115,797              90,324
                                                                               ------------        ------------
                      Total liabilities                                           9,311,075          11,228,488
                                                                               ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
SHAREHOLDERS' EQUITY
        Series A, convertible preferred stock, no par value Aggregate liquidation preference of $175,000 30 shares authorized,
               0 (unaudited) and 0 shares issued and outstanding                         --                  --
        Series B, convertible preferred stock, no par value
               Cumulative dividends, aggregate liquidation preference of
               $702,194 per share; 8,000,000 shares authorized, 702,194
               (unaudited) and 702,194 shares issued and outstanding                702,194             702,194
        Series C, convertible preferred stock, no par value
               Cumulative dividends, aggregate liquidation preference
               of $25,000, 300 shares authorized, 0 (unaudited) and
               0 shares issued and outstanding                                           --                  --
        Series D, convertible preferred stock, $0.01 par value
               Cumulative dividends, aggregate liquidation preference
               of $1,780,000, 3,500 shares authorized, 0 (unaudited) and
               1,780 shares issued and outstanding                                       --                  18
        Additional-paid-in-capital, Series D Preferred Stock                             --           1,438,526
        Common stock, no par value
               25,000,000 shares authorized,8,925,782 (unaudited) and
               5,725,896 issued and outstanding                                  25,335,964          23,831,804
        Accumulated deficit                                                     (23,171,849)        (23,798,118)
                                                                               ------------        ------------
                             Total shareholders' equity                           2,866,309           2,174,424
                                                                               ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 12,177,384        $ 13,402,912
                                                                               ============        ============


SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                BIKERS DREAM, INC., dba ULTRA MOTORCYCLE COMPANY
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                      For the Three Months Ended              For the Six Months Ended
                                                                June 30,                               June 30,
                                                   --------------------------------        --------------------------------
                                                       2000                1999                2000                1999
                                                   ------------        ------------        ------------        ------------
                                                    (unaudited)         (unaudited)         (unaudited)         (unaudited)
REVENUES                                           $  9,502,238        $  6,386,245        $ 16,214,278        $ 12,309,754

COST OF GOODS SOLD                                    7,637,579           4,407,110          13,357,856           8,474,981
                                                   ------------        ------------        ------------        ------------

GROSS PROFIT                                          1,864,659           1,979,135           2,856,422           3,834,773
                                                   ------------        ------------        ------------        ------------
EXPENSES
    Selling, general, and administrative
     expenses                                         1,064,910           1,282,326           2,434,474           2,530,098
    Depreciation and amortization                       120,328             134,949             246,214             245,999
                                                   ------------        ------------        ------------        ------------

           Total expenses                             1,185,238           1,417,275           2,680,688           2,776,097
                                                   ------------        ------------        ------------        ------------

OPERATING INCOME FROM CONTINUING
    OPERATIONS                                          679,421             561,860             175,734           1,058,676
                                                   ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
    Interest expense                                   (184,340)           (195,983)           (379,087)           (422,329)
    Interest income                                      24,252              19,732              38,226              24,371
    Other income from litigation settlement             622,000                  --             622,000                  --
    Gain on sale of technology                           96,000                  --              96,000                  --
    Extinguishment of debt-related party                366,000                  --             366,000                  --
    Gain on disposal of furniture and
     equipment                                            4,087                  --               4,087                  --
    Other expense, net                                  (19,351)                 --              (4,152)                 --
                                                   ------------        ------------        ------------        ------------

           Total other income (expense)                 908,648            (176,251)            743,074            (397,958)
                                                   ------------        ------------        ------------        ------------

INCOME BEFORE PROVISION FOR INCOME TAXES,
DISCONTINUED OPERATIONS AND PREFERRED
STOCK DIVIDENDS                                       1,588,067             385,609             918,808             660,718

LOSS ON DISCONTINUED OPERATIONS, net
of provision for income taxes of $0                    (114,125)           (152,017)           (253,397)           (299,189)
                                                   ------------        ------------        ------------        ------------

INCOME BEFORE PREFERRED STOCK
DIVIDENDS                                          $  1,473,942        $    233,592        $    665,411        $    361,529

PREFERRED STOCK DIVIDENDS, net of
forfeited dividends                                          --             (66,319)                 --            (389,535)
                                                   ------------        ------------        ------------        ------------

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                                $  1,473,942        $    167,273        $    665,411        $    (28,006)
                                                   ============        ============        ============        ============

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE
    From continuing operations                     $       0.18        $       0.06        $       0.11        $       0.05
    From discontinued operations                          (0.01)              (0.03)              (0.03)              (0.06)
                                                   ------------        ------------        ------------        ------------
        TOTAL BASIC AND DILUTED
        EARNINGS (LOSS) PER SHARE                  $       0.17        $       0.03        $       0.08        $      (0.01)
                                                   ============        ============        ============        ============
BASIC AND DILUTED WEIGHTED-
AVERAGE SHARES OUTSTANDING                            8,925,782           5,133,525           7,990,584           5,123,282
                                                   ============        ============        ============        ============


            SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                BIKERS DREAM, INC., dba ULTRA MOTORCYCLE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               2000                1999
                                                                            -----------        -----------
                                                                            (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income from continuing operations                               $   918,808        $   660,718
        Adjustments to reconcile net income from continuing
               operations to net cash used in operating activities
                      Gain on sale of equipment                                 (14,754)                --
                      Loss on sale of equipment                                  10,667                 --
                      Depreciation and amortization                             246,214            245,999
                      Amortization of discount on note receivable               (34,758)                --
                      Amortization of loan costs                                 26,963             95,464
                      Issuance of stock for services                                 --             60,000
                      Extinguishment of debt - related party                   (366,000)                --
                      Sale of technology                                        (96,000)                --
                      Other income from litigation settlement                  (622,000)                --
        (Increase) decrease in
               Accounts receivable                                              260,365         (1,661,201)
               Other receivables                                                 18,940             (4,633)
               Inventories                                                       27,972           (255,607)
               Prepaid expenses and other current assets                        (24,610)          (147,068)
               Deposits and other assets                                         21,037           (127,566)
        Increase (decrease) in
               Accounts payable                                                (596,488)           664,869
               Accrued expenses                                                  (5,210)            73,295
               Accrued legal and settlement costs                              (101,674)                --
                                                                            -----------        -----------
Net cash used in continuing operating activities                               (330,528)          (395,730)
Net cash provided by(used in) discontinued operating activities                (305,082)           630,179
                                                                            -----------        -----------
Net cash provided by (used in) operating activities                            (635,610)           234,449
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of furniture and equipment                                    (64,199)          (314,180)
        Cash received upon sales of furniture and equipment                      16,000                 --
        Purchase of marketable securities                                            --            (19,172)
                                                                            -----------        -----------
Net cash used in continuing investing activities                                (48,199)          (333,352)
Net cash used in discontinued investing activities                                   --           (198,170)
                                                                            -----------        -----------
Net cash used in investing activities                                           (48,199)          (531,522)
                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of notes payable                             $    66,500        $        --
        Payments on notes payable                                              (209,897)           (29,884)
        Payments on capital lease obligations                                   (33,494)           (32,180)
        Advances on financing agreements - related party, net                   (74,087)          (870,459)
        Debt issuance costs                                                          --            (33,780)
        Proceeds from issuance of preferred stock, net of costs                      --          1,367,000
        Exercise of warrants                                                         --            159,503
        Additional paid-in capital received from related parties                     --            107,656
        Payment on subscriptions receivable                                          --             90,000
                                                                            -----------        -----------

Net cash provided by (used in) continuing financing activities                 (250,978)           757,856
Net cash provided by discontinued financing activities                               --                 --
                                                                            -----------        -----------

Net cash provided by (used in) financing activities                            (250,978)           757,856
                                                                            -----------        -----------

Net increase (decrease) in cash and cash equivalents                           (934,787)           460,783

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,434,781            689,679
                                                                            -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   499,994        $ 1,150,462
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

NET INCOME (LOSS) PER SHARE:

The Company utilizes SFAS No. 128, "Earnings per Share." Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares available. Diluted income (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

CONCENTRATION OF CREDIT RISK:

Other financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of June 30, 2000, the Company has no significant concentrations of credit risk.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED:

The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized on a straight-line basis over fifteen years. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of June 30, 2000 the Company has not recognized any impairment losses.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates", or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and under the heading "Certain Trends and Uncertainties" below. These risks and uncertainties could cause the actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

From 1990 until 1996, the Company operated primarily as a motorcycle superstore retailer. Prior to 1997, the Company was attempting to establish a network of franchised Bikers Dream stores, but suspended such efforts at the end of 1996. In 1997, the Company established its Motorcycle Manufacturing and Distribution ("Motorcycle") division by completing the acquisition of the motorcycle and parts manufacturing assets of Ultra Kustom Cycles. Since the acquisition of the Motorcycle Division, the Company has devoted a significant amount of resources to restructuring and repositioning the Company from a retailer to a premier motorcycle manufacturer and distributor.

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

The sale of the Retail Division has enabled the Company to focus on strengthening its core motorcycle manufacturing business. Since the sale on January 31, 2000, the Company has been focused on restructuring the Company to meet the needs of a manufacturer of motorcycles, including the development of a profitable and stable dealer base, and the resolution of those issues discussed in Part II, Item 6 of the Company's Annual Report for the fiscal year ended December 31, 1999 under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Ability of Company to Continue as Going Concern." Although no assurances can be given, the Company expects to expand its market share through the introduction of new highly styled performance motorcycle models and through addition of dealers in geographic regions of the country with longer riding seasons. In addition to emphasizing quality control of its manufactured product, the Company is beginning to develop its customer service infrastructure and has recently introduced an Ultra motorcycle owners club and is redesigning its web site "www.ultracycles.com". The club will provide a forum for Ultra owners to participate in riding events and to exchange information.

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

As noted above, in January 2000, the Company sold to V-Twin Holdings, Inc. the assets related to the operation of the Retail Division. As stated in Note 2 to the Company's financial statements filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and Note 2 to the financial statements included in this report, the results of operations of the Retail Division have been reclassified as continued operations and prior periods have been restated.


COMPARISON OF THE FISCAL QUARTERS ENDED JUNE 30, 2000 AND 1999

REVENUES. Revenues for the three months ended June 30, 2000 were $9,502,000 as compared to $6,386,000 for the comparable period in 1999, representing an increase of $3,116,000 or 49%. The Company attributes a large portion of the increase in revenues to sales of its new "Fat Pounder" model, which was introduced as a 2000 model in late 1999.

The number of motorcycles sold during the three months ended June 30, 2000 increased to 500, from 412 for the comparable period in 1999, while the number of dealerships decreased to approximately 80 at June 30, 2000, from 100 for the comparable period in 1999. As a result, dealer sales productivity (the number of motorcycles sold to dealers divided by the number of dealers) increased from an average of approximately .7 motorcycles per month for the three months ended June 30, 1999, to an average of approximately 2 motorcycles per dealer per month for the three months ended June 30, 2000.

COST OF GOODS SOLD/GROSS PROFIT. Cost of goods sold for the three months ended June 30, 2000 was $7,638,000 (representing 80% of revenues), as compared to $4,407,000(representing 69% of revenues) for the comparable period a year earlier, representing an increase of $3,231,000 or 73%. Cost of goods sold include direct and indirect manufacturing costs, administrative costs to purchase and sell Ultra Kustom parts, warranty costs, and costs related to the assembly of motorcycles. The Company attributes the increase of $3,231,000 in cost of goods sold to higher material and labor costs (including increased payroll taxes and benefits) related to the increased level of motorcycle sales during the period, costs of making quality improvements, and sales of models during the period with higher manufacturing costs than models sold during the same period in 1999.

As described in the Company's Annual Report on Form 10-KSB for the fiscal year period ended December 31, 1999, the Company incurred a significant increase in warranty expense from $842,000 for the fiscal year ended December 31, 1998 to $1,795,000 for the fiscal year ended December 31, 1999, representing an increase of $954,000 or approximately 113%. Included in the $1,795,000 figure was an increase of $247,000 in the fourth quarter of 1999 to increase the contingency of liabilities on units sold under warranty. During the three month period ended June 30, 2000, the Company experienced a decrease of $12,000 in warranty costs from $215,000 for the three month period ended June 30, 1999 to $203,000 for the three month period ended June 30, 2000. Based upon the decrease in expense and after reviewing its warranty service call rate, the Company believes that the rate of warranty claims per motorcycle sold is decreasing. It is the Company's view that warranty costs will continue to decline in the future but no assurances can be given.

As the cost of goods sold increased at a greater rate than did revenues, gross profit for the three months ended June 30, 2000 was $1,865,000 (representing 20% of revenues), as compared to $1,979,000(representing 31% of revenues) for the three month period ended June 30, 1999. This represents a decrease in gross profit of $114,000 or 6%. The decrease in gross profit as a percentage of revenues (i.e., gross margin) is attributable to the increase in cost of goods sold as described above and sales of several models of motorcycles in the current period that had a lower gross margin than models sold in the comparable period of a year ago.

The decrease in gross profit for the three month period ended June 30, 2000 is also partially attributable to the pricing of the Company's 2000 model year motorcycles. When the Company designed and determined the cost of manufacture of its 2000 model year motorcycles, it implemented a price increase that it believed would maintain the historical rate of gross profit. In January

2000, the Company reviewed its manufacturing costs and determined that its earlier cost estimates were lower than the actual costs of manufacture. As a result, the Company implemented a price increase of approximately 7%, effective March 1, 2000, on orders received after March 1, 2000. Due to the Company's sales backlog, the full impact of the price increase on gross profit was not realized in the quarter ended June 30, 2000. The Company expects that gross profit at the end of the third quarter of 2000 will fully reflect the impact of the price increase. The Company will continue to monitor its product cost and when required, make the appropriate price increases. In addition, the Company has continued to implement a material cost reduction program to reduce manufacturing costs. While the Company believes that it will be able to return to previous levels of gross profit, no assurances can be given that gross profit will increase in the future.

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

EXPENSES. Selling, general and administrative expenses were $1,065,000 or 11% of sales for the three months ended June 30, 2000, as compared to $1,282,000 or 20% of sales, for the three months ended June 30, 1999.

Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The decrease of $217,000 is largely attributable to decreased advertising and decreased use of temporary employees and services of consultants.

Depreciation and amortization expense for the three months ended June 30, 2000 totaled $120,000 as compared to $135,000 for the same period in 1999. The decrease of $15,000 is the result of disposals of equipment made in fiscal 1999.

OPERATING INCOME FROM CONTINUING OPERATIONS. As a consequence of the foregoing, the operating income from continuing operations for the three months ended June 30, 2000 increased to $679,000 as compared to an operating income from continuing operations of $562,000 for the three months ended June 30, 1999, an increase of $117,000 or 21%.

OTHER INCOME (EXPENSE). For the three months ended June 30, 2000, other income totaled $909,000 in comparison with total other expenses of $176,000 for the three months ended June 30, 1999, an increase of $1,085,000. Other income includes $622,000 under the line item entitled "Other income from litigation settlement," of which amount $613,000 represents a reduction of liabilities recorded on December 31, 1999 for the negotiated settlement of the Kinnicutt lawsuit. (See also discussion of settlement of the Kinnicutt lawsuit under the caption below entitled "General Discussion of Liquidity and Capital Resources," and in Part II, Item 1, under the caption entitled, "Legal Proceedings."). Other income also includes $366,000 under the line item entitled "Extinguishment of debt - related party," which amount represents the negotiated reduction of notes payable held by w3 Holdings in the amount of $366,000 (including interest that was forgiven). (See also discussion of settlement with w3 Holdings under the caption below entitled "General Discussion of Liquidity and Capital Resources.") In addition to the foregoing, other income includes a gain on the sale of technology in the amount of $96,000.

The judgment against the Company in the Kinnicutt case was entered on March 20, 2000 and originally was in the amount of $683,601. This sum represented over $283,000 in compensatory damages plus $400,000 in punitive damages. In its annual report on Form 10-KSB for the year ended December 31, 1999 and its quarterly report on Form 10-QSB for the quarter ended March 31, 2000, the Company had recorded in its financial statements total liabilities related to the Kinnicutt lawsuit of $683,000. These total liabilities consisted of $70,000 related to the SBA loan that the Company had agreed to pay off as part of the repurchase of the retail store from the Kinnicutts, which was recorded as a debt on the Company's financial statements when the Company repurchased the retail store, and $613,000 of estimated litigation costs that were charged as an expense during the fourth quarter of 1999. After the Company filed its quarterly report on Form 10-QSB for the quarter ended March 31, 2000, in response to a subsequent post-trial motion by the plaintiffs, in May 2000 the court awarded plaintiffs an additional $154,000 for attorneys' fees, thereby bringing the total award against the Company to $837,601. As discussed in the preceding paragraph and under the caption below entitled "General Discussion of Liquidity and Capital Resources," and in Part II, Item 1, under the caption entitled, "Legal Proceedings."), the Company reached a settlement of the

Kinnicutt lawsuit. Because the case settled prior to June 30, 2000, the Company did not reserve the additional $154,000 sum for attorneys' fees. As a result of the foregoing, the Company recorded other income of only $613,000 in connection with the negotiated settlement of the Kinnicutt lawsuit, which amount is included within the $622,000 amount under the line item entitled "Other income from litigation settlement."

INCOME BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED OPERATIONS, PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION. Income before provision for income taxes, discontinued operations, preferred stock dividends and beneficial conversion for the three months ended June 30, 2000 was $1,588,000 and consists of the operating income from continuing operations of $679,000 and other income of $909,000 as previously described above.

INCOME TAXES. The provision for income taxes for the three month period ended June 30, 2000 is $0. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

LOSS ON DISCONTINUED OPERATIONS. In accordance with APB No. 30, in order to record the loss on disposal of its Retail Division for the year ended December 31, 1999, the Company estimated the future operating losses of the Retail Division for the period up until the sale of the division, which was January 31, 2000. As described in the Company's report on Form 10-QSB for the quarter ended March 31, 2000, during the quarter ended March 31, 2000, the Company recognized an adjustment on the provision for losses on discontinued operations in the amount of $139,000. This adjustment was primarily attributable to an increase of the reserve balance on accounts receivable at the Retail Division. During the three month period ending June 30, 2000 the Company finalized the collection of the Retail Division accounts receivable and, in connection with such collection efforts, recorded an adjustment in the provision for losses on discontinued operations of $51,000 for the second quarter of 2000. The Company also recorded an adjustment in the provision for losses on discontinued operations in the amount of $63,000, relating to the write-off of certain inventory and prepaid rent for a retail store in Daytona Beach, Florida that became part of the Cana Capital litigation and settlement. As a result of the foregoing adjustments, the Company recognized a loss on discontinued operations in the amount of $114,000 for the fiscal quarter ended June 30, 2000. The total provision for the expense incurred in the discontinued operations is net of a provision for income taxes of $0.

PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION FEATURE GRANTED TO SERIES C PREFERRED STOCKHOLDERS. During the three months ended June 30, 2000, there were no costs associated with preferred stock dividends or beneficial conversion features. However, during the three months ended June 30, 1999 costs were recognized for the beneficial conversion granted to Series C preferred stockholders of $66,000.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS. For the three months ended June 30, 2000, the net income available to common stockholders was $1,474,000 as compared to a net income of $168,000 for the same period in fiscal 1999. The increased profitability of $1,306,000 is the result of an increase in income from operations and the increase in other income as described above.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Revenues for the six months ended June 30, 2000 were $16,214,000 as compared to $12,310,000 for the comparable period in 1999, representing an increase of $3,904,000 or 32%.

The number of motorcycles sold during the six months ended June 30, 2000 increased to 874, from 765 for the comparable period in 1999, while the number of dealerships decreased to approximately 80 at June 30, 2000, from 100 for the comparable period in 1999. As a result, dealer sales productivity (the number of motorcycles sold to dealers divided by the number of dealers) increased from an average of approximately 1.3 motorcycles per dealer per month for the six months ended June 30, 1999, to an average of approximately 1.8 motorcycles per dealer per month for the six months ended June 30, 2000.

COST OF GOODS SOLD/GROSS PROFIT. Cost of goods sold for the six months ended June 30, 2000 was $13,358,000 (representing 82% of revenues), as compared to $8,475,000(representing 69% of revenues) for the comparable period a year earlier, representing an increase of

$4,883,000 or 58%. Cost of goods sold include direct and indirect manufacturing costs, administrative costs to purchase and sell Ultra Kustom parts, warranty costs, and costs related to the assembly of motorcycles. The Company attributes the increase of $4,883,000 in cost of goods sold to higher material and labor costs related to the increased level of motorcycle sales during the period, costs of making quality improvements, and sales of models during the period with higher manufacturing costs than models sold during the same period in 1999.

As the cost of goods sold increased at a greater rate than did revenues, gross profit for the six months ended June 30, 2000 was $2,856,000 (representing 18% of revenues), as compared to $3,835,000 (representing 31% of revenues) for the period ended June 30, 1999. This represents a decrease in gross profit of $979,000 or 26%. The decrease in gross profit as a percentage of revenues (i.e., gross margin) is attributable to the increase in cost of goods sold as described above and sales of several models of motorcycles in the current period that had a lower gross margin than models sold in the comparable period of a year ago.

The decrease in gross profit for the six month period ended June 30, 2000 also can be attributed to the pricing of the Company's 2000 model year motorcycles. When the Company designed and determined the cost of manufacture of its 2000 model year motorcycles, it implemented a price increase that it believed would maintain the historical rate of gross profit. In January 2000, the Company reviewed its manufacturing costs and determined that its earlier cost estimates were lower than the actual costs of manufacture. As a result, the Company implemented a price increase of approximately 7 percent, effective March 1, 2000, on orders received after March 1, 2000. Due to the Company's sales backlog, the full impact of the price increase was not realized in the quarter ended June 30, 2000. The Company expects that gross profit at the end of the third quarter of 2000 will fully reflect the impact of the price increase. The Company will continue to monitor its production cost and when required, make the appropriate price increases. In addition, the Company has initiated a material cost reduction program to reduce manufacturing costs. While the Company believes that it will be able to return to previous levels of gross profit, no assurances can be given that gross profit will increase in the future.

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

EXPENSES. Selling, general and administrative expenses were $2,434,000 or 15% of sales for the six months ended June 30, 2000, as compared to $2,530,000 or 21% of sales, for the six months ended June 30, 1999.

Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The decrease of $96,000 is primarily attributable to a decrease in advertising expenses of approximately $76,000.

Depreciation and amortization expense for the six months ended June 30, 2000 totaled $246,000 as compared to $246,000 for the same period in 1999.


OPERATING INCOME FROM CONTINUING OPERATIONS. As a consequence of the foregoing, operating income from continuing operations for the six months ended June 30, 2000 was $176,000 as compared to an operating profit from continuing operations of $1,059,000 for the six months ended June 30, 1999.

OTHER INCOME (EXPENSE). For the six months ended June 30, 2000 other income totaled $743,000 in comparison with total other expenses of $398,000 for the six months ended June 30, 1999 or an increase of $1,141,000. Other income includes $622,000 under the line item entitled "Other income from litigation settlement," of which amount $613,000 represents a reduction of liabilities recorded on December 31, 1999 for the negotiated settlement of the Kinnicutt lawsuit. (See also discussion of settlement of the Kinnicutt lawsuit under the caption below entitled "General Discussion of Liquidity and Capital Resources," and in Part II, Item 1, under the caption entitled, "Legal Proceedings.") Other income also includes $366,000 under the line item entitled "Extinguishment of debt - related party," which amount represents the negotiated reduction of notes payable held by w3 Holdings in the amount of $366,000 (including interest that was forgiven). (See also discussion of settlement under the caption below entitled "General Discussion of Liquidity and Capital Resources.") In addition to the foregoing, other income also includes a gain on the sale of technology in the amount of $96,000.

INCOME BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED OPERATIONS, PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION. Income before provision for income taxes, discontinued operations, preferred stock dividends and beneficial conversion for the six months ended June 30, 2000 was $919,000 and consists of the operating income from continuing operations of $176,000 and other income of $743,000.

INCOME TAXES. The provision for income taxes for the six month period ended June 30, 2000 is $0. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

LOSS ON DISCONTINUED OPERATIONS. In accordance with APB No. 30, in order to record the loss on disposal of its Retail Division for the year ended December 31, 1999, the Company estimated the future operating losses of the Retail Division for the period up until the sale of the division, which was January 31, 2000. During the first six months of 2000, it became evident that the provision as of December 31, 1999 made for the operating loss for the period ended January 31, 2000 was deficient by approximately $253,000. This adjustment to the operating loss of discontinued operations is primarily attributable to an increase of the reserve balance for uncollected accounts receivable at the Retail Division of $190,000 and an adjustment of $63,000 to recognize the write off of certain assets related to the settlement litigation arising from the operation of a retail location in Daytona Beach, Florida, The operating loss of $253,000 for discontinued operations is net of a provision for income taxes of $0.

PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION FEATURE GRANTED TO SERIES C PREFERRED STOCKHOLDERS. During the six months ended June 30, 2000, there were no costs associated with preferred stock dividends or beneficial conversion features. However, during the six months ended June 30, 1999 costs were recognized for the preferred stock dividends and a beneficial conversion feature which totaled $390,000 and consisted of preferred stock dividends of $31,000 and the beneficial conversion granted to Series C preferred stockholders of $359,000.

NET INCOME/(LOSS) AVAILABLE TO COMMON STOCKHOLDERS. For the six months ended June 30, 2000, the net income available to common stockholders was $665,000 as compared to a net loss of $28,000 for the same period in fiscal 1999. The increased profitability of $693,000 is the result of operating income of $176,000 and other income of $743,000 less the loss on discontinued operations of $253,000 as explained in the preceding discussion.

GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. The Company finances the manufacture of its motorcycles from proceeds of sales. Most of the Company's vendors require payment terms of 30 days or less. Other than for certain extraordinary liabilities as described below under the caption entitled "Ability of the Company to Continue as a Going Concern," management believes that the Company can, at its current level of operations, adequately meet its liabilities, including liabilities to vendors, by using available internal cash.

In the past, the Company has also looked to outside funding sources to address its liquidity and working capital needs. These include private equity placements and secured debt-financing arrangements with lenders.

EXISTING FINANCING ARRANGEMENTS

In April 1998 the Company completed a private placement of Series C Convertible Preferred Stock, which generated approximately $3.075 million in cash. In June 1998, the Company obtained a three-year senior secured loan in the amount of $4.5 million from Tandem Capital of Nashville, Tennessee. Tandem subsequently assigned the loan to FINOVA Mezzanine Capital, Inc. The loan bears interest at 12% per annum and stipulates quarterly interest payments. The FINOVA loan is secured by a first lien on substantially all of the Company's assets. FINOVA received warrants to purchase a total of 457,500 shares of the Company's

Common Stock, after giving effect to the Company's 5-for-1 reverse stock split effective on February 5, 1998. Of these warrants, 87,500 are exercisable at a price of $5 per share and expire in November 2002. The remaining 370,000 warrants are exercisable at an initial exercise price equal to $4 1/16 payable in cash or in-kind by debt cancellation and expire in June 2003. The exercise price of the 370,000 warrants is reset on the first anniversary of the closing of the loan at the lesser of (i) $4 1/16 or (ii) the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding such anniversary. In addition, under the FINOVA loan agreement, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the loan, until the loan is paid in full, a warrant to purchase 200,000 additional shares of Common Stock at an exercise price equal to the greater of (i) $4.00, or (ii) 80% of the average closing bid price of the Company's Common Stock for the 20 days preceding such anniversary date. Each such warrant shall be exercisable for five years from the date of issue. The proceeds of the FINOVA loan were used to repay $2.5 million of then-existing long-term debt, with the remaining $2 million used to expand the Company's motorcycle manufacturing operations. Since the original closing date, the Company has become obligated to issue a warrant to purchase 400,000 additional shares of Common Stock in accordance with the terms of the FINOVA loan agreement as set forth above.

Prior to the quarter ended June 30, 2000, the Company's indebtedness to FINOVA in the amount of $4,500,000 had been classified as a long-term note payable on the Company's consolidated balance sheet. As of June 30, 2000 the FINOVA note is required to be shown as a current liability.

In May 1998 the Company entered into an agreement with Cana Capital Corporation, a company owned by Bruce Scott, a former director of the Company, pursuant to which Cana Capital would provide $1.5 million in floor financing for the Company's motorcycles. In April 1999 Cana Capital elected to terminate the flooring agreement. Thereafter, Cana Capital allowed the Company several months to pay off the balance on the floor financing. In approximately August 1999, a dispute arose between Cana Capital and the Company as to claims the Company had against Cana Capital, which offset part of the balance remaining on the floor financing. Cana Capital subsequently filed suit against the Company in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida. The Company defended the action and cross-complained against Cana Capital to offset the balance owed on the floor financing, which, according to the Company's records, was approximately $235,000 as of June 30, 2000. Advances under the Cana Capital line of credit had an interest of rate of 2% over the prime rate if used to finance the acquisition of new vehicles, and 5% over the prime rate if used to finance the acquisition of used vehicles. In July, 2000 the Company successfully reached a settlement agreement with Cana Capital and Mr. Scott which required payment by the Company to Cana Capital by July 31, 2000. On July 28, 2000, the Company fulfilled its obligations under the settlement agreement. In exchange for the payment, Cana Capital agreed to provide the Company the original title to motorcycles financed under the Cana Capital floor line and has dismissed its suit with prejudice.

In October 1998, the Company obtained a bridge loan in the amount of $300,000 from MD Strategic L.P. ("MD Strategic"), a partnership in which Don Duffy, a former director of the Company, is a principal. The loan was originally evidenced by an unsecured note bearing interest at 18% per annum and was due, together with accrued interest, on the earlier of December 31, 1999 or upon receipt by the Company of funds from a third-party lender. In January 2000, MD Strategic assigned the note, on which there was accrued approximately $82,200 in interest and fees, to W3 Holdings, Inc. ("W3 Holdings"). W3 Holdings extended the term of the note to March 31, 2000. On July 5, 2000 the Company completed an agreement on the payment of the debt with W3 Holdings as described below.

In November 1999, the Company obtained a second bridge loan in the amount of $300,000 from William Whalen, a stockholder of the Company. The loan originally was evidenced by two promissory notes in the principal amounts of $200,000 and $100,000 respectively, each bearing interest at a rate of 12% per annum and maturing on June 30, 2000. In January 2000, the notes were replaced by two amended and restated promissory notes in the principal amounts of $156,638 and $150,000, respectively. The amended and restated $156,638 note evidences $150,000 of the principal amount of the original $200,000 note, $4,338 of accrued interest on the original $200,000 note and $2,300 of accrued interest on the original $100,000 note. The amended and restated $150,000 note evidences the entire principal amount of the original $100,000 note, plus $43,362 of their original principal amount of the $200,000 note. Both the $156,638 and $150,000 amended and restated notes bear interest at a rate of 12% per annum and mature on March 31, 2000. Mr. Whalen subsequently assigned the amended and restated note in the amount of $150,000 to W3 Holdings, while continuing to hold the amended and restated note in the amount of $156,638.

In July 2000, the Company reached a settlement of its obligations owing on the two promissory notes held by w3 Holdings. The combined sum of principal and interest owing on the notes was approximately $560,000 at the time the settlement was reached. The Company negotiated a compromise payment of $195,000 to extinguish all indebtedness on the notes. Final payment of the $195,000 was made on July 20, 2000. The Company is continuing to negotiate a settlement on the $156,638 note held by Mr. Whalen, on which there was accrued $8,362 in interest as of June 30, 2000.

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

CONSOLIDATED STATEMENT OF CASH FLOWS.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net cash used in operating activities for the six month period ended June 30, 2000 was $636,000 as compared to net cash provided by operating activities of $234,000 for the period ended June 30, 1999. Net cash used in operating activities includes net cash used in continuing operating activities and net cash used in discontinued operating activities. Discontinued operations consist of the Retail Division that was sold on January 31, 2000.

Net cash used in continuing operating activities for the six month period ended June 30, 2000 was $331,000 as compared to $396,000 for the comparable period in 1999, representing a change of approximately $65,000. During the six months ended June 30, 2000, the primary use of cash was in the reduction of trade accounts payable of $596,000, which was partially offset by cash provided by improved collection of motorcycle receivables as accounts receivable decreased $260,000.

The net cash used in discontinued operating activities was $305,000 for the six month period ended June 30, 2000. For the same period in 1999, the discontinued operations provided cash of $630,000.

Net cash used in investing activities is $48,000 for the six month period ended June 30, 2000, as compared to $532,000 net cash used in investing activities for the same six month period in 1999. The principle use of cash during the six months ended June 30, 2000 was the purchase of a trade show exhibit booth. The principle use of cash for the period ended June 30, 1999 was the purchase of assets related to the move to the Mira Loma facility and the implementation of new computer hardware and software. These acquisitions totaled $314,000, while $198,000 was used by the discontinued operations during the same period of 1999.

Net cash used by financing activities for the six month period ended June 30, 2000 is $251,000 and consists of payments on notes payable and capital lease obligations of approximately $243,000, after refinancing the SBA loan of $67,000 related to the Kinnicutt settlement, and repayments of advances on floor plan financing from Cana Capital of approximately $74,000.

Net cash provided by financing activities for the six month period ended June 30, 1999 was approximately $758,000. This sum consisted of primarily the proceeds from the placement of the Series D Preferred Stock in February 1999 of approximately $1,367,000. Warrants were exercised in the Series C class and provided cash of $160,000 during the period. The principle use of cash during the period was the payment made to retire debt on the Cana

Capital floor plan financing which was reported under the line item titled "Advances on financing agreements-related party."

For the six months ended June 30, 2000, there was a net decrease in cash and cash equivalents of $935,000. The primary use of cash during the six month period consisted of approximately $596,000 used in the reduction of trade accounts payable and $317,000 was used to make payments on notes payable, lease obligations and financing agreements.

For the six months ended June 30, 1999 the net increase in cash and cash equivalents was approximately $461,000. The major source of cash during the period was the approximately $1,367,000 in net proceeds from the sale of Series D preferred stock. Cash of $870,000 was used to make payments on the Cana Capital floor plan financing.

OUTLOOK AND ABILITY OF COMPANY TO CONTINUE AS A GOING CONCERN

As described Note 2 to the Company's financial statements in its Annual Report for fiscal 1999 on Form 10-KSB, entitled "Summary of Significant Accounting Policies -- Going Concern and Basis of Presentation", and in their independent Accountants' report dated April 4, 2000, which appears in this quarterly report on Form 10-QSB, the Company's independent auditors state that the Company has incurred recurring losses from operations, and that its total liabilities exceed its tangible assets as of December 31, 1999.


In Part II, Item 6 of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999, under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Ability of Company to Continue as a Going Concern," the Company described several extraordinary liabilities that were of primary concern to the Company. These included the Company's liability under the promissory notes held by w3 Holdings and Mr. Whalen, the Company's liability to pay the judgment in the Kinnicutt lawsuit, as described in Part II, Item 1 of this report, and the Company's obligation to repay its $4,500,000 loan from FINOVA Capital Corporation when that loan becomes due in June 2001.

As discussed above, the Company has satisfied the indebtedness owing to w3 Holdings in full. The Company has also settled its lawsuit with Cana Capital Corporation and Bruce Scott, as discussed above. Finally, the Company has settled the Kinnicutt litigation as described below Part II, Item 1 of this report.

As a result of the foregoing, as of the date of the filing of this report, the Company has settled or discharged liabilities of approximately $1,600,000. Although cash payments made to date of $195,000 together with future payments of approximately $67,000 to settle these matters have reduced the Company's current liquidity, management remains confident that it can continue to meet its obligations to vendors and suppliers through the generation of operating income. However, no assurances can be given.

The Company plans to negotiate with Mr. Whalen regarding the repayment of his note. At the time of the filing of this report, Mr. Whalen has not presented a demand for payment. However, there can be no assurances that these negotiations will be successful.

The remaining significant liability of the Company is the Company's obligation to repay its $4,500,000 secured loan from FINOVA Capital Corporation when that loan matures in June 2001. As noted above, the Company has reclassified this loan on its consolidated balance sheet as of June 30, 2000 as a current liability. The Company may not be able to repay the FINOVA loan unless it obtains an extension, or refinancing on terms acceptable to the Company. The ability of the Company to extend or refinance the FINOVA loan will be affected by, among other factors, the ability of the Company to sustain profitability by the loan's maturity date. While the Company had a net income of approximately $665,000 for the six months ended June 30, 2000, the Company has a prior history of operating losses and accumulated deficits. See discussion above under the caption entitled, "Certain Trends and Uncertainties -- The Company may not be able to implement the changes necessary to sustain profitability in future periods." There can be no assurances that the Company will be able to sustain profitability in future periods. If the Company is unable to extend or refinance the FINOVA loan at maturity, whether due to the Company's inability to sustain profitability or for other reasons, such event will have a material adverse effect on the Company's financial condition.

The ability of the Company to continue generating a profit is paramount to resolving its working capital issues and to obtain an extension or refinancing of the FINOVA loan when that loan matures in June 2001. The Company's ability to sustain profitability in future periods will depend upon a number of factors, including the ability of the Company to introduce new products, manage the transition from model year 2000 product to model year 2001 product and maintain a level of production which is responsive to seasonal demands. Management believes that several steps can be taken to sustain profitability. These include implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management, and inventory control. However, there can be no assurances that the Company will be able to successfully implement any of the changes described above, or that the Company will in fact achieve profitability in future periods.

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

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT THE CHANGES NECESSARY FOR THE COMPANY TO REMAIN A GOING CONCERN. Due to the Company's prior history of operating losses and working capital deficiency, Singer Lewak Greenbaum & Goldstein LLP, the Company's auditors, have included an explanatory paragraph in their report to the Company's consolidated financial statements for the year ended December 31, 1999 that expresses substantial doubt as to the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to successfully implement the changes necessary for the Company to remain a going concern. See "Report of Independent Certified Public Accountants", dated April 4, 2000, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on April 14, 2000. See also paragraph below entitled, "The Company may not be able to implement the changes necessary to sustain profitability in future periods."

THE COMPANY MAY NOT BE ABLE TO IMPLEMENT THE CHANGES NECESSARY TO SUSTAIN PROFITABILITY IN FUTURE PERIODS. While the Company had a net income of approximately $665,000 for the six months ended June 30, 2000, the Company has a prior history of operating losses and accumulated deficits. The Company had a net operating loss of approximately $809,000 for the fiscal quarter ended March 31, 2000. Prior to that period, the Company had operating net losses of approximately $6.1 million and $5.7 million for the fiscal years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company's accumulated deficit was approximately $23,800,000. The Company may not be able to implement the changes necessary to sustain profitability in future periods. These changes include implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management, and inventory control. The Company's ability to sustain profitability will also depend upon other factors, including the ability of the Company to introduce new products, manage the transition from model year 2000 product to model year 2001 product and maintain a level of production which is responsive to seasonal demands. There can be no assurances that the Company will be able to successfully implement any of these changes, or that the Company will be able to sustain profitability in future periods.

THE COMPANY MAY NOT BE ABLE TO REPAY OR REFINANCE ITS EXISTING SECURED TERM LOAN ON TERMS ACCEPTABLE TO THE COMPANY. The Company's $4.5 million secured term loan with FINOVA Mezzanine Capital expires in June 2001. See discussion in Part I,
Item 2, of this report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -General Discussion of Liquidity and Capital Resources." The Company may not be able to repay the FINOVA loan unless it obtains an extension or refinancing on terms acceptable to the Company. The ability of the Company to extend or refinance the FINOVA loan will be affected by, among other factors, the ability of the Company to sustain profitability by the loan's maturity date. While the Company had a net income of approximately $665,000 for the six months ended June 30, 2000, the Company has a prior history of operating losses and accumulated deficits. See discussion above under the caption entitled, "The Company may not be able to implement the changes necessary to sustain profitability in future periods." There can be no assurances that the Company will be able to sustain profitability in future periods. If the Company is unable to extend or refinance the FINOVA loan at maturity, whether due to the Company's inability to sustain profitability or for other reasons, such event will have a material adverse effect on the Company's financial condition.

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

THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY'S STOCKHOLDERS TO BUY, SELL AND OBTAIN PRICING INFORMATION ABOUT THE COMPANY'S COMMON STOCK. The Company's common stock has been listed on The Nasdaq SmallCap Market since June 1998 under the symbol "BIKR." On June 12, 2000, Nasdaq notified the Company that its common stock had failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days preceding such date. Therefore, as of June 12, 2000, the Company was not in compliance with the requirements for continued listing on the The Nasdaq SmallCap Market as set forth in Nasdaq Marketplace Rule 4310(c)(4). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(B), Nasdaq has provided the Company 90 days from June 12, 2000, or until September 11, 2000, to regain compliance with Marketplace Rule 41310(c)(4). If at any time before September 11, 2000, the bid price of the Company's common stock is at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will determine in its discretion if the Company complies with the Nasdaq listing requirements. However, if the Company is unable to demonstrate compliance with the Nasdaq listing requirements on or before September 11,

2000, its common stock could be delisted at the opening of business on September 13, 2000. From June 12, 2000 to August 11, 2000, the minimum bid price of the Company's common stock has remained below $1.00. Therefore, no assurances can be given that the Company will be able to comply with the Nasdaq listing requirements prior to the September 11, 2000 deadline. If the Company is not able to comply with the Nasdaq listing requirements prior to the September 11 deadline and as a result Nasdaq elects to delist the Company's stock, the Company intends to appeal the Nasdaq decision. No assurances can be given that the Company will be successful in its appeal.

The loss of a listing on the Nasdaq SmallCap Market could have a material adverse effect on the Company's business prospects. The Nasdaq market system provides brokers and others with immediate access to the best bid and asked prices, as well as other information, about the Company's common stock. With the loss of the designation, stockholders may find it more difficult to buy, sell and obtain pricing information about our common stock. The Company also risks no longer qualifying as a "margin security" as defined by the Federal Reserve Board and becoming subject to the SEC's "penny stock" rules thereby reducing the attractiveness of the Company's stock as an investment vehicle and making it more difficult for the investor to purchase and sell the Company's stock.

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

THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF CHANGES IN POPULAR TRENDS OR ECONOMIC CONDITIONS CAUSE A DECLINE IN MARKET DEMAND FOR HEAVYWEIGHT CRUISER MOTORCYCLES. The base retail price of one of the Company's heavyweight cruiser motorcycles ranges approximately from $20,000 to $25,000. Motorcycles within this price range are luxury goods. Therefore, market demand for heavyweight cruisers such as those manufactured by the Company may be particularly susceptible to changes in popular trends and economic conditions. These economic factors include, among others:

-   employment levels;

-   business conditions;

-   interest rates;

-   general level of inflation; and

-   taxation rates.

If such changes cause a decline in market demand for heavyweight cruiser motorcycles, the Company may not be able to maintain or increase its current level of sales.

THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF IT DOES NOT CONTINUE TO EXPAND ITS DEALER NETWORK. Motorcycles manufactured by the Company are sold through approximately 86 independent Ultra Cycles dealers, of which approximately 55 are currently active as of August 8, 2000. The Company may not be able to maintain or increase its current level of sales if it does not continue to expand its dealer network, and there is no assurance that the Company will be able to do so.

THE COMPANY'S COMPETITIVE POSITION WITHIN ITS NICHE OF THE HEAVYWEIGHT CRUISER MOTORCYCLE MARKET COULD SUFFER IF EXISTING COMPETITORS EXPAND OPERATIONS OR OTHER MOTORCYCLE MANUFACTURERS INSTITUTE SIMILAR PRODUCT OFFERINGS. The Company seeks to avoid direct competition with Harley-Davidson, which has the largest share of the heavyweight cruiser motorcycle market, by competing within a specialized niche. The Company's competitive strategy focuses on product performance and style, pricing and service. For example, the Company offers on all models, at no additional charge over base prices, customized features like polished or painted high-performance engines and a four-year, unlimited mileage warranty. These features and benefits all combine to present an image that differentiate the rider from the Harley-Davidson consumer. The Company's main competitors within this niche of the heavyweight cruiser motorcycle market are Titan Motorcycles, Big Dog Motorcycles, Indian and American Iron Horse. In the event that the Company's existing competitors expand their manufacturing operations, or other motorcycle manufacturers institute product offerings on terms similar to those offered by the Company, the Company's competitive position within its niche of the heavyweight cruiser motorcycle market could suffer.

THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK UNDERLYING OPTIONS AND WARRANTS MAY CAUSE SIGNIFICANT DILUTION OF EXISTING SHAREHOLDERS' INTERESTS. As of December 31, 1999, 1,347,583 warrants and 1,266,387 options were outstanding. 770,527 of the options were fully vested. During the six months ended June 30, 2000 the Company issued 200,000 warrants, no options were issued and there was no change in the number of options that are fully vested. Under the terms of the agreement governing its $4.5 million term loan from FINOVA Mezzanine Capital, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the term loan, until such loan is paid in full, a warrant to purchase 200,000 additional shares of common stock at an exercise price equal to the greater of (1) $4.00, or (2) 80% of the average closing bid price of the common stock for the 20 days preceding such anniversary date. Since June 1998, the date of the FINOVA loan, the Company became obligated to issue a warrant to purchase 400,000 additional shares of Common Stock pursuant to the foregoing provision. The issuance in June 2000 of 200,000 shares and the issue of 200,000 shares in June 1999 brings the total warrants issued to FINOVA to 857,500 as of June 30, 2000. The issuance of additional shares of common stock upon exercise of the warrants and options described in this paragraph could result in significant dilution to existing security holders of the Company.

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

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY RESULT IN THE VOLATILITY OF OUR STOCK PRICE. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

~   the amount and timing of orders from dealers;

~   disruptions in the supply of key components and parts;

~   seasonal variations in the sale of our products; and

~   general economic conditions.

WE ARE SUBJECT TO CONTINGENT LIABILITIES UNDER A DEALER FLOOR PLAN FINANCING PROGRAM WHICH COULD EXPOSE US TO SIGNIFICANT FINANCIAL OBLIGATIONS. Approximately 80% of our dealers receive floor plan financing for our products through several lending institutions. The dealers are the obligors under these floor plan agreements and are responsible for all principal and interest payments. However, we are subject to a standard repurchase agreement which requires us to buy back any of our motorcycles at the wholesale price if the defaults and the motorcycles are repossessed by the lender. While we have only had to repurchase less than approximately $175,000 or ten motorcycles since August of 1997, as of June 30, 2000, total estimated outstanding obligations of all 80 dealers is estimated to range between $4,600,000 and $8,300,000. Our profitability would be significantly negatively impacted if we were forced to repurchase a large number of these motorcycles.

Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this Form 10-QSB and Part I, Item 2 of this report, entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


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

As described in the Company's reports on Form 8-K dated January 31, 2000, Form 10-KSB for the fiscal year ended December 31, 1999, and Form 10-QSB for the fiscal quarter ended March 31, 2000, James and Susan Kinnicutt (the "Kinnicutts") filed an action against the Company on August 20, 1998 in Sacramento Superior Court, Sacramento County, California, for breach of contract, fraud, slander, wrongful termination and gender discrimination in connection with the Company's repurchase of a Bikers Dream franchise which the Kinnicutts had purchased in 1994. At the time the Kinnicutts had purchased the franchise, the Company had failed to strictly comply with the requirements of California's Franchise Investment Law. Thereafter, the Kinnicutts elected to rescind their franchise agreement, and the parties entered into an asset purchase agreement, pursuant to which the Company agreed to repurchase the franchise and its assets. The agreement required the Company to pay off a SBA loan, which the Kinnicutts had obtained to finance the opening of the franchise and to assume the franchise's lease. In conjunction with the repurchase of the franchise, the Company retained Mr. and Mrs. Kinnicutt as managers of the store. In August 1997, the Kinnicutts were terminated as employees of the store and they subsequently filed the action described in this paragraph.

The case was tried before a jury in December 1999, and the jury found in favor of the Kinnicutts on the breach of contract and fraud causes of action. The jury rendered verdicts for compensatory damages against the Company of over $283,000. In January 2000, following a trial on the bifurcated issue of punitive damages, the jury awarded $400,000 in punitive damages against the Company and lesser amounts against two of its former employees. On March 20, 2000, the court entered a judgment against the Company in the amount of $683,601. In response to a subsequent post-trial motion by the plaintiffs, the court awarded plaintiffs an additional $154,000 for attorneys' fees, thereby bringing the total award against the Company to $837,601.

The Company has recently concluded a settlement with the plaintiffs, which provides for a compromise (reduced) payment to the plaintiffs and the mutual release of all claims and dismissal of the action, with prejudice. The terms of the settlement agreement between the Company and the plaintiffs provide that the plaintiffs shall be paid the sum of $190,000 and that the balance owing on the plaintiffs' SBA loan, which was the subject of the litigation, shall be paid in full. The Company's insurer is paying the entire settlement amount, except that the Company shall repay to its insurer the loan pay-off amount of approximately $67,000, payable, without interest, at the rate of $2,000 per month. Settlement documents have been signed by all parties, which include a motion to vacate the judgment and a request for dismissal of the action.

The Company and its insurer entered into an ancillary agreement, which provides, among other things, that the Company will release its insurer from any and all claims, relative to the handling and defense of the action, in consideration for the insurer's payment of the settlement amount.


ITEM 2. CHANGES IN SECURITIES

In June 2000 the Company issued 200,000 warrants at an exercise price of $4.00 as required under the terms of the Company's existing term loan with an institutional lender. The warrants are exercisable for five years from the date of issue.

The issuance of the warrants was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that such transactions were exempt from registration under the Securities Act by virtue of
Section 4(2) thereof as transactions not involving a public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 - OTHER INFORMATION

Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

        2.1 Agreement and Plan of Reorganization dated August 4, 1994 among HDL Communications (now known as Bikers Dream, Inc.), Biker Dream, Inc. and the stockholders of Bikers Dream, Inc., as amended by agreements dated November 11, 1994, February 3, 1995 and February 20, 1995.(1)

        2.2 Asset Purchase Agreement dated January 30, 1997 among the Company, Ultra Acquisition Corporation and Mull Acres Investments, Inc.(2)

        2.3 Asset Purchase Agreement dated January 18, 2000 between Bikers Dream, Inc. and V-Twin Holdings, Inc.(3)

        3.1 Articles of Incorporation, as amended, of Bikers Dream, Inc. (formerly known as HDL Communications)(1)

        3.1.1 Certificate of Amendment of Articles of Incorporation dated June 21, 1996(4)

        3.1.2 Certificate of Correction of Certificate of Amendment of Articles of Incorporation dated July 25, 1997(5)

        3.1.3 Certificate of Ownership of HDL Communications (now known as Bikers Dream, Inc.)(1)

        3.1.4 Certificate of Determination of Series B Convertible Preferred Stock(5)

        3.1.5 Certificate of Determination of Series C Convertible Preferred Stock(6)

        3.1.6 Certificate of Determination of Series D Convertible Preferred Stock(7)

        3.2     Bylaws, as amended, of Bikers Dream, Inc. (1)

        4.1     Form of Certificate of Common Stock of Bikers Dream, Inc.(8)

        4.2 Articles of Incorporation of the Company, as amended (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and 3.1.6)

        4.3     By-laws, as amended, of the Company (included as Exhibit 3.2).

        4.4 Loan Agreement dated June 22, 1998 between FINOVA Mezzanine Capital Inc. (formerly known as Sirrom Capital Corporation d/b/a/ Tandem Capital) and the Company and Ultra Acquisition Corporation as Borrowers(8).

        4.5 First Amendment to Loan Agreement and Loan Documents dated as of January 31, 2000 between FINOVA Mezzanine Capital Inc. and the Company and Ultra Motorcycle Company (f/k/a Ultra Acquisition Corporation) as Borrowers(9).

        10.1 Form of Settlement Agreement and Release effective as of June 1, 2000, by and between Bikers Dream, Inc. and w3 Holdings, Inc.

        10.2 Form of Memorandum of Settlement Terms regarding the action in Sacramento County Superior Court captioned James Kinnicutt, et al. v. Bikers Dream, Inc.

        10.3 Form of Settlement Agreement and General Release between James Kinnicutt, Susan Kinnicutt, Bikers Dream of Sacramento, Bikers Dream, Inc. and William Gresher.

        10.4 Form of Settlement Agreement and General Release between TIG Insurance Company, Bikers Dream, Inc. and William and
                Sandra Gresher.

        10.5 Form of Promissory Note dated July 20, 2000 by Bikers Dream, Inc. in favor of TIG Insurance Company in the principal sum of $67,062.

        10.6 Form of Settlement Agreement as of July 2000 between Cana Capital Corporation, Bruce A. Scott and affiliated companies, on the one hand, and Bikers Dream, Inc., and Ultra Acquisition Corporation on the other hand and General Releases between the parties.

        15 Letter of Singer Lewak Greenbaum & Goldstein LLP regarding awareness of use of report dated July 26, 2000.

        27      Financial Data Schedule

------------------------

        (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 33-92294) filed with the Commission on May 31, 1995 and Amendment No. 1 thereto filed with the Commission on October 16, 1995.

        (2) Previously filed as an exhibit to the Company's Form 8-K dated January 30, 1997 filed with the Commission on February 14, 1997.

        (3) Previously filed as an exhibit to the Company's Form 8-K dated January 18, 2000 filed with the Commission on January 26, 2000.

        (4) Previously filed as an exhibit to the Company's Form 10-KSB report for the fiscal year ended December 31, 1996 filed with the Commission on April 15, 1997.

        (5) Previously filed as an exhibit to the Company's Form 10-QSB report for the fiscal quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

        (6) Previously filed as an exhibit to the Company's Form 10-QSB report for fiscal quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

        (7) Previously filed as an exhibit to the Company's registration statement on Form S-3 filed with the Commission on February 11, 1999.

        (8) Previously filed as an exhibit to the Company's Form 10-KSB report for the fiscal year ended December 31, 1998 filed with the Commission on April 15, 1999.

        (9) Previously filed as an exhibit to the Company's Annual Report on From 10-KSB for the period ended December 31, 1999 filed with the Commission on April 14, 2000.

(b)     Reports on Form 8-K

        (1) Report on Form 8-K filed with the Commission on April 7, 2000 (reporting the resignation of H. Rosenman as President and Chief Executive Officer).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 2000                Bikers Dream, Inc.


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