Form 10QSB
period 2000-09-30
BIKERS DREAM INC
filed 2000-11-14
CIK 805907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, 8,920,946 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format
Yes [ ] No [X]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Bikers Dream, Inc., dba Ultra Motorcycle Company

We have reviewed the accompanying consolidated balance sheet of Bikers Dream, Inc., dba Ultra Motorcycle Company and subsidiaries as of September 30, 2000, and the related consolidated statements of operations and cash flows for the each of the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, its total current liabilities exceed its total current assets, and its accumulated deficit was $23,018,300 as of September 30, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Bikers Dream, Inc., dba Ultra Motorcycle Company and subsidiaries as of December 31, 1999, and the related statements of operation, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2000, we expressed an unqualified opinion on those financial statements. However, our report contained an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. We have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
October 19, 2000, except for Note 3 for which the date is November 9, 2000.

Part I.  Financial Information

        Item 1. Financial Statements

        BIKERS DREAM INC., DBA ULTRA MOTORCYCLE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)

                                                                September 30,       December 31,
                                                                     2000               1999
                                                                 ------------       ------------
                                                                  (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                        $    276,459       $  1,434,781
Investments                                                           500,000                 --
Accounts receivable, net of allowance for doubtful accounts
     of $511,305 (unaudited) and $312,376                           1,720,329          2,250,939
Other receivables                                                      35,203             54,175
Inventories, net of reserves                                        3,615,547          4,354,194
Prepaid expenses and other current assets                              90,032            240,279
Notes receivable                                                      165,483                 --
Net Assets of discontinued operations                                      --          1,248,088
                                                                 ------------       ------------
Total Current Assets                                                6,403,053          9,582,456
Furniture and equipment, net                                          865,232            988,248
Notes receivable, net of unamortized discount                         876,701                 --
Excess cost over fair value of net assets acquired, net             2,255,642          2,404,907
Debt issuance costs, net                                               40,444             80,888
Deposits and other assets                                             122,876            346,413
                                                                 ------------       ------------
Total assets                                                     $ 10,563,948       $ 13,402,912
                                                                 ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of notes payable                                 $  4,530,929       $    153,881
Current portion of capital lease obligations                           53,860             62,584
Accounts payable                                                      937,615          2,685,624
Accrued expenses                                                    1,624,590          1,949,426
Accrued legal and settlement costs                                     70,000            813,000
Advances on financing agreements - related party                           --            309,087
Notes payable - related parties                                       156,638            600,000
Net current liabilities of discontinued operations                     24,273                 --
                                                                 ------------       ------------
Total current liabilities                                           7,397,905          6,573,602
Notes payable, less current portion                                    42,500          4,564,562
Capital lease obligations, less current portion                       103,715             90,324
                                                                 ------------       ------------
Total liabilities                                                   7,544,120         11,228,488
                                                                 ------------       ------------
Shareholders, equity
Series A, convertible preferred stock, no par value              $         --       $         --
  Aggregate liquidation Preference of $175,000,
  30 shares authorized, 0 (unaudited) and 0 shares
    Issued and outstanding
Series B, convertible preferred stock, no par value                   702,194            702,194
  Cumulative dividends, Aggregate liquidation
  preference of $702,194, per share: 8,000,000 shares
  Authorized, 702,194 (unaudited) and 702,194 shares
    issued and Outstanding
Series C, convertible preferred stock, no par value                        --                 --
  Cumulative dividends, Aggregate liquidation
  preference of $25,000, 300 shares authorized, 0
    (unaudited) and 0 shares issued and outstanding
 Series D, convertible preferred stock, $0.01 par value                    --                 18
  Cumulative Dividends, aggregate liquidation preference  of
  $1,780,000, 3,500 shares Authorized 0 (unaudited)
    and 1,780 shares issued outstanding
     Additional-paid-in-capital, Series D Preferred Stock                  --          1,438,526
     Common stock, no par value                                    25,335,964         23,831,804
       25,000,000 shares authorized
         8,920,946 (unaudited) and 5,725,896
          issued and outstanding
          Accumulated deficit                                     (23,018,330)       (23,798,118)
                                                                 ------------       ------------
                    Total Shareholders' equity                      3,019,828          2,174,424
                                                                 ------------       ------------
Total liabilities and shareholders' equity                       $ 10,563,948       $ 13,402,912
                                                                 ============       ============


SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

        BIKERS DREAM INC., DBA ULTRA MOTORCYCLE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                              AND 1999(UNAUDITED)

                                                     For the Three Months Ended           For the Nine Months  Ended
                                                           September 30,                         September 30,
                                                  -------------------------------       -------------------------------
                                                      2000               1999               2000               1999
                                                  ------------       ------------       ------------       ------------
                                                   (unaudited)        (unaudited)        (unaudited)        (unaudited)
REVENUES                                          $  7,037,727       $  5,798,412       $ 23,252,005       $ 18,108,166

COST OF GOODS SOLD                                   5,780,108          4,597,733         19,137,964         13,072,714
                                                  ------------       ------------       ------------       ------------
GROSS PROFIT                                         1,257,619          1,200,679          4,114,041          5,035,452
                                                  ------------       ------------       ------------       ------------
EXPENSES
     Selling, general and
     administrative expenses                           841,325          1,326,818          3,275,799          3,856,916
      Depreciation and amortization                    142,933            138,084            389,147            384,083
                                                  ------------       ------------       ------------       ------------
           Total expenses                              984,258          1,464,902          3,664,946          4,240,999
                                                  ------------       ------------       ------------       ------------
OPERATING INCOME (LOSS) FROM
CONTINUING OPERATIONS                                  273,361           (264,223)           449,095            794,453
                                                  ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
     Interest expense                                 (151,240)          (193,662)          (530,327)          (619,378)
     Interest income                                    29,366              4,145             67,592             28,517
     Other income from litigation
     and settlements                                        --                 --            622,000                 --

     Gain sale of technology                                --                 --             96,000                 --
     Extinguishment of debt -
     related party                                          --                 --            366,000                 --
     Gain on disposal of furniture
     and equipment                                          --                 --              4,087                 --
     Other expense, net                                 10,909              1,541              6,757              4,927
                                                  ------------       ------------       ------------       ------------
           Total other income (expense)               (110,965)          (187,976)           632,109           (585,934)
                                                  ------------       ------------       ------------       ------------
INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS AND  PREFERRED STOCK
DIVIDENDS                                              162,396           (452,199)         1,081,204            208,519

INCOME (LOSS) ON DISCONTINUED
OPERATIONS,
     net of  provision for
     income taxes of $0 (unaudited)                      8,239           (233,996)          (245,158)          (533,093)
                                                  ------------       ------------       ------------       ------------
INCOME (LOSS) BEFORE PREFERRED STOCK
DIVIDENDS                                              170,635           (614,996)           836,046           (324,574)

PREFERRED STOCK DIVIDENDS, net of
forfeited dividends                                         --            (71,107)                --            318,428
                                                  ------------       ------------       ------------       ------------

NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS'                                 $    170,635       $   (543,889)      $    836,046       $   (643,002)
                                                  ============       ============       ============       ============

BASIC AND DILUTED EARNINGS (LOSS) PER
SHARE
     from continuing operations                   $       0.02       $      (0.07)      $       0.13       $      (0.02)
     from discontinued operations                           --       $      (0.05)      $      (0.03)      $      (.010)
                                                  ------------       ------------       ------------       ------------
       TOTAL BASIC AND DILUTED
          EARNINGS (LOSS) PER SHARE               $       0.02       $      (0.12)      $       0.10       $      (0.12)
                                                  ============       ============       ============       ============

BASIC AND DILUTED WEIGHTED-AVERAGE
     SHARES OUTSTANDING                              7,925,772          5,147,226          7,925,772          5,162,978
                                                  ============       ============       ============       ============

SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

        BIKERS DREAM INC., DBA ULTRA MOTORCYCLE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                                                          September 30,     September 30,
                                                              2000              1999
                                                          -------------     -------------
                                                           (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                      $ 1,081,204       $   208,519
Adjustments to reconcile net income from continuing
operations to net cash used in operating activities
     Gain on sale of furniture and equipment                    (4,087)               --
     Depreciation and amortization                             389,147           384,083
     Accrued interest income                                   (62,367)               --
     Amortization of loan costs                                 40,444           120,103
     Issuance of stock for services                                 --            60,000
     Extinguishment of debt-related party                     (366,000)               --
     Other income from litigation and settlements             (622,000)               --
     Gain on sale of technology                                (96,000)               --
 (Increase) decrease in
          Accounts receivable                                  530,610          (353,342)
          Other receivables                                     18,972            (6,835)
          Inventories                                          698,647        (2,171,832)
          Prepaid expenses and other current assets            170,247           (93,320)
          Deposits and other assets                             19,537          (250,991)
(Increase) decrease in
     Accounts payable                                       (1,622,130)        1,631,711
     Accrued expenses                                         (452,166)          300,832
     Accrued legal and settlement costs                       (101,674)               --
                                                           -----------       -----------
Net cash used in continuing operating activities              (377,616)         (171,072)
Net cash provided by (used in) discontinued operating
activities                                                    (253,183)          203,716
                                                           -----------       -----------
Net cash provided by (used in) operating activities           (630,799)           32,644
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of furniture and equipment                 (97,368)         (323,390)
          Cash received on notes payable                        14,690                --
          Cash received upon sales of
          furniture and equipment                               16,000                --

          Purchase of marketable securities                         --           (13,045)
                                                           -----------       -----------
Net cash used in continuing investing activities               (66,678)         (336,435)
Net cash used in discontinued investing activities                  --          (207,779)
                                                           -----------       -----------
Net cash used in investing activities                          (66,678)         (544,214)
CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of notes payable               66,500                --
          Payments on notes payable and
          capital lease obligations                           (258,258)         (178,782)

          Advances on financing agreements -
          related parties, net                                 (74,087)       (1,126,579)

          Payments on notes payable - related parties         (195,000)               --
          Debt issuance costs                                       --          (101,859)
          Proceeds from issuance of preferred
          stock, net of costs                                       --         1,367,000

          Exercise of warrants                                      --           159,503
          Additional paid-in capital received
          from related parties                                      --           107,656

          Payment on subscriptions receivable                       --            90,000
                                                           -----------       -----------
Net cash provided by (used in)
continuing financing activities                               (460,845)          316,939

Net cash provided by (used in)
discontinued financing activities                                   --                --

                                                           -----------       -----------
Net cash provided by (used in) financing activities           (460,845)          316,939
                                                           -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,158,322)         (194,631)
Cash and cash equivalents, beginning of period               1,434,781           689,679
                                                           -----------       -----------
Cash and cash equivalents, end of period                   $   276,459       $   495,048
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

INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method for finished motorcycles and work-in-process inventories and the first-in-first-out (FIFO) method for parts inventories. Finished goods include capitalized overhead costs, which include primarily labor.

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

CONCENTRATION OF CREDIT RISK:

Other financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. These concentrations are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. As of September 30, 2000, the Company has no significant concentrations of credit risk.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED:

The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized on a straight-line basis over fifteen years. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of September 30, 2000 the Company has not recognized any impairment losses.

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

3.  CONTINGENCIES

In November 2000, the Company became aware of a complaint filed on or about September 7, 2000 in a civil action styled People of the State of California ex rel. State

Air Resources Board v. Ultra Acquisition Corporation, Ultra Acquisition Corporation dba Ultra Cycles/Bikers Dream, Bikers Dream of Santa Ana, Bikers Dream of San Diego, Bikers Dream of Sacramento, Herm Rosenman, Hal Collins and Does 1 through 50, inclusive, in the Superior Court of the State of California, County of Orange, Case No. OOCC10745. The compliant alleges violations of California's motor vehicle air pollution control laws committed by defendants in connection with the sale of motorcycles without required certification by the California State Air Resources Board ("ARB"). The action seeks to enjoin any further violations and to recover a penalty. The Company has initiated discussions with the ARB with the intention of obtaining a prompt resolution of this matter on terms which will not materially impair the Company's financial condition. In addition, the Company will tender the defense of this action to all appropriate insurance carriers. The Company does not have sufficient information regarding the claims which are the subject of the complaint to assess the likely outcome of this matter. Accordingly, no assurance can be given as to the ultimate outcome of this matter.

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

GENERAL

From 1990 until 1996, the Company operated primarily as a motorcycle retailer. Prior to 1997, the Company was attempting to establish a network of franchised Bikers Dream stores, but suspended such efforts at the end of 1996. In 1997, the Company established its Motorcycle Manufacturing and Distribution ("Motorcycle") division by completing the acquisition of the motorcycle and parts manufacturing assets of Ultra Kustom Cycles. Since the acquisition of the Motorcycle Division, the Company has devoted a significant amount of resources to restructuring and repositioning the Company from a retailer to a premier motorcycle manufacturer and distributor.

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

The sale of the Retail Division has enabled the Company to focus on strengthening its core motorcycle manufacturing business. Since the sale on January 31, 2000, the Company has been focused on restructuring the Company to meet the needs of a manufacturer of motorcycles, including the development of a profitable and stable dealer base, and the resolution of those issues discussed in Part II, Item 6 of the Company's Annual Report for the fiscal year ended December 31, 1999 under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Ability of Company to Continue as Going Concern." Although no assurances can be given, the Company expects to expand its market share through the introduction of new highly styled performance motorcycle models and the addition of dealers in geographic regions of the country with longer riding seasons. In addition to emphasizing quality control of its manufactured product, the Company is beginning to develop its customer service infrastructure and has recently introduced an Ultra motorcycle owners club and is redesigning its web site "www.ultracycles.com". The club will provide a forum for Ultra owners to participate in riding events and to exchange information.

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

COMPARISON OF THE FISCAL QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Revenues for the three months ended September 30, 2000 were $7,038,000 as compared to $5,798,000 for the comparable period in 1999, representing an increase of $1,240,000 or 21%. The Company attributes a large portion of the increase in revenues to sales of its new "Fat Pounder" model, which was introduced as a 2000 model in late 1999 and the introduction of its "Sledgehammer" model in early August, 2000. The number of motorcycles sold during the three months ended September 30, 2000 decreased to 365, from 404 for the comparable period in 1999, while the number of dealerships decreased to approximately 80 at September 30, 2000, from 100 for the comparable period in 1999. As a result, dealer sales productivity (the number of motorcycles sold to dealers divided by the number of dealers) increased from an average of approximately 1.3 motorcycles per month for the three months ended September 30, 1999, to an average of approximately 1.4 motorcycles per dealer per month for the three months ended September 30, 2000.

COST OF GOODS SOLD/GROSS PROFIT. Cost of goods sold for the three months ended September 30, 2000 was $5,780,000 or 82% of revenues), as compared to $4,598,000 (representing 79% of revenues) for the comparable period a year earlier, representing an increase of $1,182,000 or 26%. Cost of goods sold include direct and indirect manufacturing costs, administrative costs to purchase and sell Ultra Kustom parts, warranty costs, and costs related to the assembly of motorcycles. The Company attributes the increase of $1,182,000 in cost of goods sold to higher material and labor costs (including increased payroll taxes and benefits) related to the increased level of motorcycle sales during the period, costs of making quality improvements, and sales of models during the period with higher manufacturing costs than models sold during the same period in 1999. During the three-month period ended September 30, 2000, warranty expenses decreased by approximately $380,000 from the expenses incurred in the three-month period ended September 30, 1999 as a result of a decrease in the number of claims and the cost per claim. This improvement was partially offset by charges made for obsolete inventory and shrinkage which were higher than the period a year ago by approximately $162,000.

As described in the Company's Annual Report on Form 10-KSB for the fiscal year period ended December 31, 1999, the Company incurred a significant increase in warranty expense from $842,000 for the fiscal year ended December 31, 1998 to $1,795,000 for the fiscal year ended December 31, 1999, representing an increase of $954,000 or approximately 113%. Included in the $1,795,000 figure was an increase of $247,000 in the fourth quarter of 1999 to increase the contingency of liabilities on units sold under warranty. During the three month period ended September 30, 2000, warranty costs declined from $703,000 for the three month period ended September 30, 1999 to

$323,000 for the three month period ended September 30, 2000, representing a decrease of $380,000 or 54%.

Gross profit for the three months ended September 30, 2000 was $1,258,000 (representing 18% of revenues), as compared to $1,201,000 (representing 21% of revenues) for the three month period ended September 30, 1999. This represents an increase in gross profit of $57,000 or 5%. Gross profit as a percentage of revenues (i.e., gross margin) for the three months ended September 30, 2000 was 18% or 3% lower than the 21% gross margin for the three months ended September 30, 1999. The gross margin for the three months ended September 30, 2000 was adversely impacted by the cost increases discussed above and by sales discounts given during the current period. The discounts were made to help dealers sell the 2000 models in their inventory and to replace them with the new 2001 models. These cost increases were reduced by the March price increase of approximately 7% which became fully implemented in the current fiscal quarter. The March 2000 price increase is discussed in detail under the subheading "Comparison of the Nine Months ended September 30, 2000 and 1999 -- Cost of Goods Sold, Gross Profit".

As described in Note 14 in the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company recognized an aggregate of $969,000 of charges to cost of goods sold in connection with three significant adjustments that were all recorded in the fourth quarter. The periods attributed to these charges could not be identified by the Company's management. If these charges recorded in the fourth quarter of 1999 were attributed to the first three quarters of 1999, the gross profit for these quarters would have been lower than reported in the unaudited interim financial statements for such periods.

EXPENSES. Selling, general and administrative expenses were $841,000 or 12% of sales for the three months ended September 30, 2000, as compared to $1,327,000 or 23% of sales, for the three months ended September 30, 1999.

Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The decrease of $485,000 is largely attributable to decreased advertising, decreased use of temporary employees, decreased use of consultants, decreased loan origination fees (financial audits) and reduced travel and lower administrative salaries.

Depreciation and amortization expense for the three months ended September 30, 2000 totaled $143,000 as compared to $138,000 for the same period in 1999. The expense recorded in 1999 is $5,000 lower than September 30, 2000 as a result of disposals of equipment made in fiscal year 1999.

OPERATING INCOME FROM CONTINUING OPERATIONS. As a consequence of the foregoing, the operating income from continuing operations for the three months ended September 30, 2000 increased to $273,000 as compared to an operating loss from continuing operations of $264,000 for the three months ended September 30, 1999, an increase in profitability of $538,000.

OTHER INCOME (EXPENSE). For the three months ended September 30, 2000, other expense totaled $111,000 in comparison with total other expenses of $188,000 for the three months ended September 30, 1999, a decrease of $77,000. Other expenses decreased as a result of lower interest payments and increased interest income.

INCOME BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED OPERATIONS, PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION. Income before provision for income taxes, discontinued operations, preferred stock dividends and beneficial conversion for the three months ended September 30, 2000 was $162,000 and consists of the operating income from continuing operations of $273,000 and other expense of $111,000 as previously described above.

INCOME TAXES. The provision for income taxes for the three-month period ended September 30, 2000 is $0. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

LOSS ON DISCONTINUED OPERATIONS. In accordance with APB No. 30, in order to record the loss on disposal of its Retail Division for the year ended December 31, 1999, the Company estimated the future operating losses of the Retail Division for the period up until the sale of the division, which was January 31, 2000. As described in the Company's report on Form 10-QSB for the quarter ended March 31, 2000, during the quarter ended March 31, 2000, the Company recognized an adjustment on the provision for losses on discontinued operations in the amount of $139,000. This adjustment was primarily attributable to an increase of the reserve balance on accounts receivable at the Retail Division. During the three-month period ending September 30, 2000 the Company recorded miscellaneous reductions (related to accrued expenses) to the provision which reduced expenses by $8,000 for the three-month period ended September 30, 2000. In comparison the loss on discontinued for the three months ended September 30, 1999 was $234,000. The total provision for the expense incurred in the discontinued operations is net of a provision for income taxes of $0.

PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION FEATURE GRANTED TO SERIES C PREFERRED STOCKHOLDERS. During the three months ended September 30, 2000, there were no costs associated with preferred stock dividends or beneficial conversion features.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS. For the three months ended September 30, 2000, the net income available to common stockholders was $171,000 as compared to a net loss of $615,000 for the same period in fiscal 1999. The increased profitability of $786,000 is the result of an increase in income from operations and the decrease in other expense as described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Revenues for the nine months ended September 30, 2000 were $23,252,000 as compared to $18,108,000 for the comparable period in 1999, representing an increase of $5,144,0000 or 28.4%.

The number of motorcycles sold during the nine months ended September 30, 2000 increased to 1,239, from 1,169 for the comparable period in 1999, while the number of dealerships decreased to approximately 80 at September 30, 2000, from 100 for the comparable period in 1999. As a result, dealer sales productivity (the number of motorcycles sold to dealers divided by the number of dealers) increased from an average of approximately 1.0 motorcycles per dealer per month for the nine months ended September 30, 1999, to an average of approximately 1.7 motorcycles per dealer per month for the nine months ended September 30, 2000.

COST OF GOODS SOLD/GROSS PROFIT. Cost of goods sold for the nine months ended September 30, 2000 was $19,138,000 (representing 82% of revenues), as compared $13,073,000 (representing 72% of revenues) for the comparable period a year earlier, representing an increase of $6,065,000 or 46%. Cost of goods sold includes direct and indirect manufacturing costs administrative costs to purchase and sell Ultra Kustom parts, warranty costs, and costs related to the assembly of motorcycles. The Company attributes $5,744,000 of the increase in cost of goods sold to higher material, labor and freight costs related to motorcycle production during the period and an increase of $674,000, for charges made for obsolete inventory and inventory shrinkage, in comparison to those costs incurred in the nine months ended September 30, 1999. Warranty expense for the period ending September 30, 2000 was lower than warranty expense incurred the period ended September 30, 1999 by $353,000 as the costs incurred decreased on a per claim basis.

Gross profit for the nine months ended September 30, 2000 was $4,114,000 (representing 18% of revenues), as compared to $5,035,000 (representing 28% of revenues) for the period ended September 30, 1999. This represents a decrease in gross profit of $921,000 or 18%. The decrease in gross profit as a percentage of revenues (i.e., gross margin) are attributable to the increase in cost of goods sold as described above and sales discounts given to dealers as described above in the discussion of results for the three months ended September 30, 2000.

The decrease in gross profit for the nine month period ended September 30, 2000 also can be attributed to the pricing of the Company's 2000 model year motorcycles. When the Company designed and determined the cost of manufacture of its 2000 model year motorcycles, it implemented a price increase that it believed would maintain the historical rate of gross profit. In February 2000, the Company reviewed its manufacturing costs and determined that its earlier cost estimates were lower than the actual costs of manufacture. As a result, the Company implemented a price increase of approximately 7 percent, effective March 1, 2000, on orders received after March 1, 2000. The Company will continue to monitor its production cost and when required, make the appropriate price increases. In addition, the Company has initiated a material cost reduction program to reduce manufacturing costs. While the Company believes that it will be able to return to previous levels of gross profit, no assurances can be given that gross profit will increase in the future.

As described in Note 14 in the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company recognized an aggregate of $969,000 of charges to cost of goods sold in connection with three significant adjustments that were all recorded in the fourth quarter. The periods attributed to these charges could not be identified by the Company's management. If these charges recorded in the fourth quarter of 1999 were attributed to the first three-quarters of 1999, the gross profit for these quarters would have been lower than reported in the unaudited interim financial statements for such periods.

EXPENSES. Selling, general and administrative expenses were $3,276,000 or 14% of sales for the nine months ended September 30, 2000, as compared to $3,857,000 or 21% of sales, for the nine months ended September 30, 1999.

Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The decrease of $581,000 is primarily attributable to a decrease in advertising expenses of approximately $154,000 resulting from a decrease in media advertisements. As part of the Company's restructuring, costs were also reduced in controllable areas such as catalog and literature production (a reduction of approximately $104,000), travel and entertainment (a reduction of approximately $83,000) and loan origination fees (a reduction of approximately $60,000 fees charged by potential lenders to audit the Company financial records). In addition to the reductions described above, the Company was able to reduce salaries by approximately $100,000 and all other controllable expenses were reduced by approximately $80,000 in comparison to the nine-month period ended September 30, 1999.

Depreciation and amortization expense for the nine months ended September 30, 2000 totaled $389,000 as compared to $384,000 for the same period in 1999.

OPERATING INCOME FROM CONTINUING OPERATIONS. As a consequence of the foregoing, operating income from continuing operations for the nine months ended September 30, 2000 was $449,000 as compared to an operating income from continuing operations of $794,000 for the nine months ended September 30, 1999.

OTHER INCOME (EXPENSE). For the nine months ended September 30, 2000 other income totaled $632,000 in comparison with total other expenses of $586,000 for the nine months ended September 30, 1999 or an increase of $1,218,000. Other income includes $622,000 under the line item entitled "Other income from litigation and settlements," of which $613,000 represents a reduction of liabilities recorded on December 31, 1999 for the negotiated settlement of the Kinnicutt lawsuit. Other income also includes $366,000 under the line item entitled "Extinguishment of debt - related party," which represents the negotiated reduction of notes payable held by w3 Holdings (which includes interest that was forgiven). (See also discussion of settlement under the caption below entitled "General Discussion of Liquidity and Capital Resources.") In addition to the foregoing, other income also includes a gain on the sale of technology in the amount of $96,000.

INCOME BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED OPERATIONS, PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION. Income before provision for income taxes, discontinued operations, preferred stock dividends and beneficial conversion for the nine months ended September 30, 2000 was $1,081,000 and consists of the operating income from continuing operations of $449,000 and other income of $632,000.

INCOME TAXES. The provision for income taxes for the nine-month period ended September 30, 2000 is $0. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

LOSS ON DISCONTINUED OPERATIONS. In accordance with APB No. 30, in order to record the loss on disposal of its Retail Division for the year ended December 31, 1999, the Company estimated the future operating losses of the Retail Division for the period up until the sale of the division, which was January 31, 2000. During the first nine months of 2000, it became evident that the provision as of December 31, 1999 made for the operating loss for the period ended January 31, 2000 was deficient by approximately $245,000. This adjustment to the operating loss of discontinued operations is primarily attributable to an increase of the reserve balance for uncollected accounts receivable at the Retail Division of $190,000 and an adjustment of $63,000 to recognize the write off of certain assets related to the settlement litigation arising from the operation of a retail location in Daytona Beach, Florida, and a recovery of approximately $8,000 on other estimated costs. The operating loss of $245,000 for discontinued operations is net of a provision for income taxes of $0.

PREFERRED STOCK DIVIDENDS AND BENEFICIAL CONVERSION FEATURE GRANTED TO SERIES C PREFERRED STOCKHOLDERS. During the nine months ended September 30, 2000, there were no costs associated with preferred stock dividends or beneficial conversion features. However, during the nine months ended September 30, 1999 costs were recognized for the Series D preferred stock a beneficial conversion feature, which totaled $318,000.

NET INCOME/(LOSS) AVAILABLE TO COMMON STOCKHOLDERS. For the nine months ended September 30, 2000, the net income available to common stockholders was $836,000 as compared to a net loss of $643,000 for the same period in fiscal 1999. The increased profitability of $1,479,000 is the result of operating income of $449,000 and other income of $632,000 less the loss on discontinued operations of $245,000 as explained in the preceding discussion.

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

EXISTING FINANCING ARRANGEMENTS
In April 1998 the Company completed a private placement of Series C Convertible Preferred Stock, which generated approximately $3.75 million in cash. In June 1998, the Company obtained a three-year senior secured loan in the amount of $4.5 million from Tandem Capital of Nashville, Tennessee. Tandem subsequently assigned the loan to FINOVA Mezzanine Capital, Inc. The loan bears interest at 12% per annum and stipulates quarterly interest payments. The FINOVA loan is secured by a first priority lien on substantially all of the Company's assets. FINOVA received warrants to purchase a total of 457,500 shares of the Company's common stock, after giving effect to the Company's 5-for-1 reverse stock split effective on February 5, 1998. Of these warrants, 87,500 are exercisable at a price of $5 per share and expire in November 2002. The remaining 370,000 warrants are exercisable at an initial exercise price equal to $4 1/16 payable in cash or in-kind by debt cancellation and expire in June 2003. The exercise price of the 370,000 warrants is reset on the first anniversary of the closing of the loan at the lesser of (i) $4 1/16 or (ii) the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding such anniversary. In addition, under the FINOVA loan agreement, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the loan, until the loan is paid in full, a warrant to purchase 200,000 additional shares of Common Stock at an exercise price equal to the greater of (i) $4.00, or (ii) 80% of the average closing bid price of the Company's Common Stock for the 20 days preceding such anniversary date. Each such warrant shall be exercisable for five years from the date of issue. The proceeds of the FINOVA loan were used to repay $2.5 million of then-existing long-term debt, with the remaining $2 million used to expand the Company's motorcycle manufacturing operations. Since the original closing date, the Company has become obligated to issue a warrant to purchase 400,000 additional shares of Common Stock in accordance with the terms of the FINOVA loan agreement as set forth above.

Prior to the quarter ended June 30, 2000, the Company's indebtedness to FINOVA in the amount of $4,500,000 had been classified as a non-current liability on the Company's consolidated balance sheet. As of June 30, 2000 the FINOVA note is required to be shown as a current liability.

In May 1998 the Company entered into an agreement with Cana Capital Corporation, a company owned by Bruce Scott, a former director of the Company, pursuant to which Cana Capital would provide $1.5 million in floor financing for the Company's motorcycles. In April 1999 Cana Capital elected to terminate the flooring agreement. Thereafter, Cana Capital allowed the Company several months to pay off the balance on the floor financing. In approximately August 1999, a dispute arose between Cana Capital and the Company as to claims the Company had against Cana Capital, which offset part of the balance remaining on the floor financing. Cana Capital subsequently filed suit against the Company in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida. The Company defended the action and cross-complained against Cana Capital to offset the balance owed on the floor financing, which, according to the Company's records, was approximately $235,000 as of June 30, 2000. Advances under the Cana Capital line of credit had an interest of rate of 2% over the prime rate if used to finance the acquisition of new vehicles, and 5% over the prime rate if used to finance the acquisition of used vehicles. In July 2000 the Company successfully reached a settlement agreement with Cana Capital and Mr. Scott which required payment by the Company to Cana Capital by July 31, 2000. On July 28, 2000, the Company fulfilled its obligations under the settlement agreement. In exchange for the payment, Cana Capital agreed to provide the Company the original title to motorcycles financed under the Cana Capital floor line and has dismissed its suits with prejudice.

In October 1998, the Company obtained a bridge loan in the amount of $300,000 from MD Strategic L.P. ("MD Strategic"), a partnership in which Don Duffy, a former director of the Company, is a principal. The loan was originally evidenced by an unsecured note bearing interest at 18% per annum and was due, together with accrued interest, on the earlier of December 31, 1999 or upon receipt by the Company of funds from a third-party lender. In January 2000, MD Strategic assigned the note, on which there was, accrued approximately $82,200 in interest and fees, to W3 Holdings, Inc. ("W3 Holdings"). W3 Holdings extended the term of the note to March 31, 2000. On July 5, 2000 the Company completed an agreement on the payment of the debt with W3 Holdings as described below.

In November 1999, the Company obtained a second bridge loan in the amount of $300,000 from William Whalen, a stockholder of the Company. The loan originally was evidenced by two promissory notes in the principal amounts of $200,000 and $100,000 respectively, each bearing interest at a rate of 12% per annum and maturing on September 30, 2000. In January 2000, the notes were replaced by two amended and restated promissory notes in the principal amounts of $156,638 and $150,000, respectively. The amended and restated $156,638 note evidences $150,000 of the principal amount of the original $200,000 note, $4,338 of accrued interest on the original $200,000 note and $2,300 of accrued interest on the original $100,000 note. The amended and restated $150,000 note evidences the entire principal amount of the original $100,000 note, plus $43,362 of their original principal amount of the $200,000 note. Both the $156,638 and $150,000 amended and restated notes bear interest at a rate of 12% per annum and were scheduled to mature on March 31, 2000. Mr. Whalen subsequently assigned the amended and restated note in the amount of $150,000 to W3 Holdings, while continuing to hold the amended and restated note in the amount of $156,638. In July 2000, the Company reached a settlement of its obligations owing on the two promissory notes held by w3 Holdings. The combined sum of principal and interest owing on the notes was approximately $560,000 at the time the settlement was reached. The Company negotiated a compromise payment of $195,000 to extinguish all indebtedness on the note. Final payment of the $195,000 was made on July 20, 2000. Mr. Whalen has agreed in principle to extend to March 2001 the maturity date of the $156,638 note, on which there was accrued $12,771 in interest as of September 30, 2000. The Company is continuing to negotiate with Mr. Whalen to obtain an additional extension of the maturity date to 2002.

In February 1999 and October 1999, the Company received an aggregate of $1,665,000 (net of issuance costs) upon the issuance of 2,060 shares of Series D Convertible Preferred Stock, each share having a stated value of $1,000. (60 out of the 2,060 shares were issued in payment of placement agent fees, and therefore the Company did not receive cash for those shares.) As of March 10, 2000, all issued and outstanding shares of Series D Convertible Preferred Stock, having an aggregate stated value of $2,060,000, plus accrued and unpaid dividends on such shares, had been converted into a total of 3,728,452 shares of common Stock. The number of shares of Common Stock issued upon the conversion of each share of Series D Convertible Preferred Stock was calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price was equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion.

CONSOLIDATED STATEMENT OF CASH FLOWS.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net cash used in operating activities for the nine month period ended September 30, 2000 was $631,000 as compared to net cash provided by operating activities of $33,000 for the period ended September 30, 1999. Net cash used in operating activities includes net cash used in continuing operating activities and net cash used in discontinued operating activities. Discontinued operations consist of the Retail Division that was sold on January 31, 2000.

Net cash used in continuing operating activities for the nine month period ended September 30, 2000, was $378,000 as compared, to $171,000 for the comparable period in 1999, representing a change of approximately $207,000. During the nine months ended September 30, 2000, the primary use of cash was in the reduction of trade accounts payable of $1,622,000 and a decrease of accrued expenses of $452,000, which was partially offset by cash provided by improved collection of motorcycle receivables as accounts receivable decreased $531,000 and utilization of inventory, which decreased by $699,000.

The net cash used in discontinued operating activities was $253,000 for the nine-month period ended September 30, 2000. For the same period in 1999, the discontinued operations used cash totaling $204,000.

Net cash used in investing activities is $67,000 for the nine month period ended September 30, 2000, as compared to $544,000 net cash used in investing activities for the same nine month period in 1999. The principal use of cash during the nine months ended September 30, 2000 was the purchase of a trade show exhibit booth. The principal use of cash for the period ended September 30, 1999 was the purchase of assets related to the move to the Mira Loma facility and the implementation of new computer hardware and software that totaled $323,000. During the nine-month period ended September 30, 1999 $208,000 was used by the discontinued operations.

Net cash used by financing activities for the nine month period ended June 30, 2000 is $461,000 and consists advances on financing agreements, payments on notes payable and capital lease obligations of approximately $528,000, after refinancing the SBA loan of $67,000 related to the Kinnicutt settlement, and repayments of advances on floor plan financing from Cana Capital of approximately $74,000.

Net cash provided by financing activities for the nine month period ended June 30, 1999 was approximately $317,000. This sum consisted of primarily the proceeds from the placement of the Series D Preferred Stock in February 1999 of approximately $1,367,000. The exercise of Series C Warrants provided cash of $160,000 during the period. The principle use of cash during the nine-month period ended September 30, 1999 was the payment made to retire debt on the Cana Capital floor plan financing which was reported under the line item titled "Advances on financing agreements-related party" and totaled $1,127,000.

For the nine months ended September 30, 2000, there was a net decrease in cash and cash equivalents of $1,158,000. The primary use of cash during the nine month period consisted of approximately $1,622,000 used in the reduction of trade accounts payable and $461,000 used to make payments on notes payable, lease obligations and financing agreements. Cash was provided through improved collection of accounts receivable of $531,000 and use of inventory which decreased $699,000.

For the nine months ended September 30, 1999 the net decrease in cash and cash equivalents was approximately $195,000. The major source of cash during the period was the approximately $1,367,000 in net proceeds from the sale of Series D preferred stock. Cash of $1,127,000 was used to make payments on the Cana Capital floor plan financing. The other significant use of cash in the period was for the relocation of the Company to Mira Loma and the resulting fixed asset additions, which totaled $323,000.

OUTLOOK AND ABILITY OF COMPANY TO CONTINUE AS A GOING CONCERN

As described in their independent accountants' report dated April 4, 2000 which appears in the Company's Annual Report for fiscal 1999 on Form 10-KSB, and in
Note 2 to the Company's financial statements appearing in that annual report, entitled "Summary of Significant Accounting Policies -- Going Concern and Basis of Presentation", the Company's independent auditors state that the Company has incurred recurring losses from operations, and that its total liabilities exceed its tangible assets as of December 31, 1999.

In Part II, Item 6 of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999, under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Ability of Company to Continue as a Going Concern," the Company described several extraordinary liabilities that were of primary concern to the Company. These included the Company's liability under the promissory notes held by w3 Holdings and Mr. Whalen, the Company's liability to pay the judgment in the Kinnicutt lawsuit, as described in Part II, Item 1 of the Company's report on Form 10-QSB for the quarter ended June 30, 2000, and the Company's obligation to repay its $4,500,000 loan from FINOVA Capital Corporation when that loan becomes due in June 2001.

As discussed above, the Company has satisfied the indebtedness owing to w3 Holdings in full. The Company has also settled its lawsuit with Cana Capital Corporation and Bruce Scott, as discussed above. The Company also has settled the Kinnicutt litigation as described in Part II, Item 1 of the Company's report on Form 10-QSB for the quarter ended June 30, 2000.

Finally, as discussed above under the caption "Existing Financing Arrangements," Mr. Whalen has agreed in principle to extend to at least March 31, 2001 the maturity date of the $156,638 note, on which there was accrued $12,771 in interest as of September 30, 2000. The Company is continuing to negotiate with Mr. Whalen to obtain an additional extension of the maturity date to 2002.

As a result of the foregoing, as of the date of the filing of this report, the Company has settled or discharged liabilities of approximately $1,600,000. Although cash payments made to date of $199,000 together with future payments of approximately $65,000 to settle these matters have reduced the Company's current liquidity, management remains confident that it can continue to meet its obligations to vendors and suppliers through the generation of operating income. However, no assurances can be given.

The remaining significant liability of the Company is the Company's obligation to repay its $4,500,000 secured loan from FINOVA Capital Corporation when that loan matures in June 2001. As noted above, the Company has reclassified this loan on its consolidated balance sheet as of September 30, 2000 as a current liability. The Company may not be able to repay the FINOVA loan unless it obtains an extension, or refinancing on terms acceptable to the Company. The ability of the Company to extend or refinance the FINOVA loan will be affected by, among other factors, the ability of the Company to sustain profitability by the loan's maturity date. While the Company had net income of approximately $1,474,000 for the fiscal quarter ended June 30, 2000 and net income of approximately $171,000 for the fiscal quarter ended September 30, 2000, the Company has a prior history of operating losses and accumulated deficit. See discussion below under the caption entitled, "Certain Trends and Uncertainties -- The Company may not be able to implement the changes necessary to sustain profitability in future periods." There can be no assurances that the Company will be able to sustain profitability in future periods. If the Company is unable to extend or refinance the FINOVA loan at maturity, whether due to the Company's inability to sustain profitability or for other reasons, such event will have a material adverse effect on the Company's financial condition.

The ability of the Company to continue generating a profit is paramount to resolving its working capital issues and to obtain an extension or refinancing of the FINOVA loan when that loan matures in June 2001. The Company's ability to sustain profitability in future periods will depend upon a number of factors, including the ability of the Company to introduce new products, increase sales, and maintain a level of production which is responsive to seasonal demands. Management believes that several steps can be taken to sustain profitability. These include implementation of better internal controls, reduction of expenses, improvements in purchasing, cash management, and inventory control. In addition, the Company plans to increase consumer awareness of its products through effective advertising and improved customer relations by increasing its dealer network. However, there can be no assurances that the Company will be able to successfully implement any of the changes described above, or that the Company will in fact achieve profitability in future periods.

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

THE COMPANY MAY NOT BE ABLE TO IMPLEMENT THE CHANGES NECESSARY TO SUSTAIN PROFITABILITY IN FUTURE PERIODS. While the Company had net income of approximately $1,474,000 for the fiscal quarter ended June 30, 2000 and net income of approximately $171,000 for the fiscal quarter ended September 30, 2000, the Company has a prior history of operating losses and accumulated deficits. The Company had a net operating loss of approximately $809,000 for the fiscal quarter ended March 31, 2000. Prior to that period, the Company had operating net losses of approximately $6.1 million and $5.7 million for the fiscal years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company's accumulated deficit was approximately $23,798,000. The Company may not be able to implement the changes necessary to sustain profitability in future periods. These changes include implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management, and inventory control. The Company's ability to sustain profitability will also depend upon other factors, including the ability of the Company to introduce new products, increase sales and maintain a level of production, which is responsive to seasonal demands. There can be no assurances that the Company will be able to successfully implement any of these changes, or that the Company will be able to sustain profitability in future periods.

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

The ability of the Company to extend or refinance the FINOVA loan will be affected by, among other factors, the ability of the Company to sustain profitability by the loan's maturity date. While the Company had net income of approximately $1,474,000 for the fiscal quarter ended June 30, 2000 and net income of approximately $171,000 for the fiscal quarter ended September 30, 2000, the Company has a prior history of operating losses and accumulated deficits. The Company had a net operating loss of approximately $809,000 for the fiscal quarter ended March 31, 2000. Prior to that period, the Company had operating net losses of approximately $6.1 million and $5.7 million for the fiscal years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company's accumulated deficit was approximately $23,798,000. See discussion above under the caption entitled, "The Company may not be able to implement the changes necessary to sustain profitability in future periods." There can be no assurances that the Company will be able to sustain profitability in future periods.

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

THE COMPANY'S COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALL CAP MARKET EFFECTIVE OCTOBER 18, 2000, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY'S SHAREHOLDERS TO BUY, SELL AND OBTAIN PRICING INFORMATION ABOUT THE COMPANY'S COMMON STOCK. Effective October 18, 2000, the Company's Common Stock was delisted from The NASDAQ Small Cap Market due to the failure of the Company to evidence a closing bid price of at least $1.00 per share since April 4, 2000, as well as the failure of the Company to comply with NASDAQ Marketplace Rule 4310(c)(2)(B)(iii) in that it has failed to demonstrate net income of at least $500,000 in the latest fiscal year. The Company's Common Stock previously had been listed on The NASDAQ Small Cap Market since June 1998 under the symbol "BIKR." The Company's Common Stock is currently trading on the OTC Bulletin Board under the symbol "BIKR.OB".

The delisting could have an adverse effect on the Company's business prospects. The NASDAQ market system provides brokers and others with immediate access to the best bid and asked prices, as well as other information, about the Company's common stock. With the loss of the designation, shareholders may find it more difficult to buy, sell and obtain pricing information about our common stock. The Company also risks no longer qualifying as a "margin security" as defined by the Federal Reserve Board and becoming subject to the SEC's "penny stock" rules thereby reducing the attractiveness of the Company's stock as an investment vehicle and making it more difficult for the investor to purchase and sell the Company's stock.

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

THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF CHANGES IN POPULAR TRENDS OR ECONOMIC CONDITIONS CAUSE A DECLINE IN MARKET DEMAND FOR HEAVYWEIGHT CRUISER MOTORCYCLES. The base retail price of one of the Company's heavyweight cruiser motorcycles ranges from approximately $20,000 to $25,000. Motorcycles within this price range are luxury goods. Therefore, market demand for heavyweight cruisers such as those manufactured by the Company may be particularly susceptible to changes in popular trends and economic conditions. These economic factors include, among others:

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

THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF IT DOES NOT CONTINUE TO EXPAND ITS

DEALER NETWORK. Motorcycles manufactured by the Company are sold through approximately 86 independent Ultra Cycles dealers, of which approximately 55 are currently active as of October 26, 2000.

The Company may not be able to maintain or increase its current level of sales if it does not continue to expand its dealer network, and there is no assurance that the Company will be able to do so.

THE COMPANY'S COMPETITIVE POSITION WITHIN ITS NICHE OF THE HEAVYWEIGHT CRUISER MOTORCYCLE MARKET COULD SUFFER IF EXISTING COMPETITORS EXPAND OPERATIONS OR OTHER MOTORCYCLE MANUFACTURERS INSTITUTE SIMILAR PRODUCT OFFERINGS. The Company seeks to avoid direct competition with Harley-Davidson, which has the largest share of the heavyweight cruiser motorcycle market, by competing within a specialized niche. The Company's competitive strategy focuses on product performance and style, pricing and service. For example, the Company offers on all models, at no additional charge over base prices, customized features like polished or painted high-performance engines and a four-year, unlimited mileage warranty where the first six months are provided by a factory service warranty and thirty-six months are provided by a third party service contract. These features and benefits all combine to present an image that differentiate the rider from the Harley-Davidson consumer. The Company's main competitors within this niche of the heavyweight cruiser motorcycle market are Titan Motorcycles, Big Dog Motorcycles, Indian and American Iron Horse. In the event that the Company's existing competitors expand their manufacturing operations, or other motorcycle manufacturers institute product offerings on terms similar to those offered by the Company, the Company's competitive position within its niche of the heavyweight cruiser motorcycle market could suffer.

THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK UNDERLYING OPTIONS AND WARRANTS MAY CAUSE SIGNIFICANT DILUTION OF EXISTING SHAREHOLDERS' INTERESTS. As of December 31, 1999, 1,347,583 warrants and 1,266,387 options were outstanding, 770,527 of the options were fully vested. During the nine months ended September 30, 2000 the Company issued 200,000 warrants, no options were issued and there was no change in the number of options that are fully vested. Under the terms of the agreement governing its $4.5 million term loan from FINOVA Mezzanine Capital, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the term loan, until such loan is paid in full, a warrant to purchase 200,000 additional shares of common stock at an exercise price equal to the greater of (1) $4.00, or (2) 80% of the average closing bid price of the common stock for the 20 days preceding such anniversary date. Since June 1998, the date of the FINOVA loan, the Company became obligated to issue a warrant to purchase 400,000 additional shares of Common Stock pursuant to the foregoing provision.

The issuance in June 2000 of 200,000 shares and the issue of 200,000 shares in June 1999 brings the total warrants issued to FINOVA to 857,500 as of September 30, 2000. The issuance of additional shares of common stock upon exercise of the warrants and options described in this paragraph could result in significant dilution to existing security holders of the Company.

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

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY RESULT IN THE VOLATILITY OF OUR STOCK PRICE. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

-       the amount and timing of orders from dealers;

-       disruptions in the supply of key components and parts;

-       seasonal variations in the sale of our products; and

-       general economic conditions.

WE ARE SUBJECT TO CONTINGENT LIABILITIES UNDER A DEALER FLOOR PLAN FINANCING PROGRAM WHICH COULD EXPOSE US TO SIGNIFICANT FINANCIAL OBLIGATIONS. Approximately 80% of our dealers receive floor plan financing for our products through several lending institutions. The dealers are the obligors under these floor plan agreements and are responsible for all principal and interest payments. However, we are subject to a standard repurchase agreement which requires us to buy back any of our motorcycles at the wholesale price if the defaults and the motorcycles are repossessed by the lender. While we have only had to repurchase less than approximately $175,000 or ten motorcycles since August of 1997, as of September 30, 2000, total estimated outstanding obligations of all 80 dealers is estimated to range between $4,600,000 and $8,300,000. Our profitability would be significantly negatively impacted if we were forced to repurchase a large number of these motorcycles.

Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this Form 10-QSB and Part I, Item 2 of this report, entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2000, the Company became aware of a complaint filed on or about September 7, 2000 in a civil action styled People of the State of California ex rel. State Air Resources Board v. Ultra Acquisition Corporation, Ultra Acquisition Corporation dba Ultra Cycles/Bikers Dream, Bikers Dream of Santa Ana, Bikers Dream of San Diego, Bikers Dream of Sacramento, Herm Rosenman, Hal Collins and Does 1 through 50, inclusive, in the Superior Court of the State of California, County of Orange, Case No. OOCC10745. The compliant alleges violations of California's motor vehicle air pollution control laws committed by defendants in connection with the sale of motorcycles without required certification by the California State Air Resources Board ("ARB"). The action seeks to enjoin any further violations and to recover a penalty. The Company has initiated discussions with the ARB with the intention of obtaining a prompt resolution of this matter on terms which will not materially impair the Company's financial condition. In addition, the Company will tender the defense of this action to all appropriate insurance carriers. The Company does not have sufficient information regarding the claims which are the subject of the complaint to assess the likely outcome of this matter. Accordingly, no assurance can be given as to the ultimate outcome of this matter.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

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

    15 Letter of Singer Lewak Greenbaum & Goldstein LLP regarding awareness of use of report dated October 19, 2000, except for Note 3 for which the date is November 9, 2000.

    27              Financial Data Schedule

--------------


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

        (9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999 filed with the Commission on April 14, 2000.

(b)     Reports on Form 8-K

        NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000                  Bikers Dream, Inc.



                                           By:    /s/ Harold L. Collins
                                                  ------------------------------
                                                  Harold L. Collins,
                                                  Chief Operating Officer
                                                  Principal Executive Officer



                                           By:    /s/ Michael J. Fisher
                                                  ------------------------------
                                                  Michael J. Fisher
                                                  Chief Financial Officer