Form 10KSB40
period 2000-12-31
ULTRA MOTORCYCLE CO
filed 2001-04-17
CIK 805907

===============================================================================


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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                           COMMISSION FILE NO. 0-15501

                            ULTRA MOTORCYCLE COMPANY
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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year. The issuer had revenues of $27,614,231 for the fiscal year ended December 31, 2000.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 27, 2001 was approximately $1,189,836 based on the closing price of the Company's Common Stock on the OTC Bulletin Board on that date.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 27, 2001, 8,920,946 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

           Transitional Small Business Disclosure Format (check one):

                                 Yes [X] No [ ]

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS DEVELOPMENT

    The Company, which was originally known as HDL Communications, was incorporated in California in October 1985. The Company was engaged in the publishing business until June 1989, when it acquired Biker's Dream, Inc., a California corporation engaged in the sales and service of used Harley-Davidson motorcycles. Prior to its acquisition of Biker's Dream, Inc., the Company effected a 1 for 1,363.341473 reverse split of its outstanding Common Stock. After the acquisition, Biker's Dream, Inc. was merged into HDL Communications and HDL Communications changed its name to Bikers Dream, Inc. For accounting purposes, Biker's Dream, Inc. is considered to be the acquirer of HDL Communications. In January 2001, the Company changed its name to Ultra Motorcycle Company. The change was approved at the Company's annual meeting of shareholders held on December 15, 2000.

    In September 1996, the Company formed a joint venture with Mull Acres Investments, Inc. ("MAI"), whose Ultra Kustom Cycles division in Riverside, California manufactured custom "V-twin" motorcycles and show-bikes. The joint venture was formed to act as the exclusive distributor of Ultra Kustom Cycles with exclusive rights to all direct retail sales of Ultra Kustom Cycles in Southern California, Sacramento, California, and Dallas, Texas. In January 1997, the Company, through its wholly owned subsidiary, Ultra Acquisition Corporation, a Nevada corporation, purchased from MAI certain assets, including equipment and inventory, of MAI's Ultra Kustom Cycles and Ultra Kustom Parts divisions that had been used in connection with the manufacture, distribution and sale of motorcycles and motorcycle parts and accessories.

    Prior to January 31, 2000, the Company operated in two divisions: Motorcycle Manufacturing and Distribution ("Motorcycle"), and retail stores (the "Retail Division"). On January 31, 2000, the Company sold to V-Twin Holdings, Inc. the assets related to the operation of the Retail Division. The Retail Division sold motorcycles, after-market parts and accessories and performed service work on motorcycles at five Superstores in Santa Ana, Sacramento and San Diego, California, Dallas, Texas, and Conover, North Carolina, licensed the Company's intellectual property and use of its business model and operating manuals to approximately 16 independently owned Bikers Dream Superstores, and operated an e-commerce site for the sale of motorcycle parts, accessories and apparel. The assets sold included all fixed assets, inventory and equipment used in the Retail Division, the right to operate the Retail Division under the assumed name "Bikers Dream", all intellectual property assets relating to the Retail Division, the right to use the domain name "bikers-dream.com", all rights under license agreements with independently owned Bikers Dream Superstores, and rights under real property leases and equipment leases.

    The sale of the Retail Division has enabled the Company to focus on strengthening its core motorcycle manufacturing business. Since the sale on January 31, 2000, the Company has been focused on restructuring to meet the needs of a manufacturer of motorcycles, including the development of a profitable and stable dealer base. During the past year, the Company has also focused on implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management and inventory control. In 2000, the Company introduced several new highly styled performance motorcycle models that have been well received at dealer trade shows. As of mid-March 2001, the Company had approximately $3,600,000 in back orders on these new models.

    As of December 31, 2000, the Company's current liabilities exceed its current assets by $1,489,979. On March 28, 2001, FINOVA Mezzanine Capital, Inc. ("FINOVA") notified the Company that FINOVA has elected to accelerate the maturity of, and declare immediately due and payable in full, all amounts of principal and interest owing by the Company to FINOVA under a $4,500,000 note as a result of the Company's non-payment of approximately $136,000 in interest due on March 1, 2001. If it so chooses, FINOVA is entitled to exercise its remedies under the loan documents, including foreclosure on the Company's assets. As of the date of the filing of this report, FINOVA has not notified the Company of its intention to exercise its remedies under the loan documents and is continuing to communicate regularly with the Company regarding the possibility of a workout while reserving its right to enforce its remedies under the loan documents at any time. FINOVA has informed the Company that it would be willing to consider discounting the note, although no specific amount has been agreed upon. FINOVA has also informed the Company's management that FINOVA is actively seeking to sell the note to a third party and that FINOVA has received inquiries from potential purchasers.

     To date, the Company has been unable to refinance the FINOVA indebtedness and will not have the resources to repay the FINOVA indebtedness unless new financing is obtained. As a result of the foregoing, Company's independent auditors, in their report dated March 5, 2001, state that there is substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking new financing to refinance FINOVA's loan. However, there are no assurances that the Company will be successful. If the Company is not successful in refinancing the FINOVA loan, FINOVA may choose to exercise its remedies under its loan documents.

BUSINESS OF ULTRA MOTORCYCLE COMPANY

    After the sale of the Retail Division as described above under the caption "General Business Development", the Company's business consists solely of the Company's Motorcycle Manufacturing and Distribution division. The Company designs and manufactures "V-twin" powered heavyweight cruiser motorcycles at an assembly facility in Mira Loma, California. Marketing, sales and administrative offices are also located in Mira Loma, California.

    The Company currently offers eleven models under the Ultra Cycles name: the "Groundpounder", the "Jackhammer ST", the "Wide Series" I & II, the "Groundpounder ST", the "Avenger," the "Fatpounder," the "Fatpounder ST," the "Sledgehammer," the "Titanium Series 1," and the "Titanium Series 2." All Ultra Cycles models emphasize customized features, including polished or painted 113 cubic inch high performance S&S motors, custom gas tanks, fenders and paint schemes, and chrome and billet aluminum accessories, as standard equipment. Additional product differentiation is added through the use of popular colors and designs. These features and benefits all combine to present an image that differentiates the rider from the Harley-Davidson consumer. The Company introduced a four-year, unlimited mileage protection program for all models on April 1, 1998.

    The Company also sells under its Ultra Kustom Parts label a variety of customized parts, replacement parts and motorcycle accessories, as well as apparel and novelty items. These product categories are continually being developed and enhanced.

    Distribution of Products; Dealer Network. The Company distributes motorcycles, Ultra Kustom Parts and its other products through a distribution network of approximately 94 independent licensed Ultra motorcycles dealer locations as of March 23, 2001. The Company's Ultra motorcycles dealers include three of the five Bikers Dream Superstores formerly owned by the Company which were sold to V-Twin Holdings, Inc. in connection with the sale of the Retail Division in January 2000. The Company markets its dealer programs primarily at trade shows and consumer-directed gatherings and rallies. The Company provides dealers with product training and other operational assistance. The Company is focusing on the addition of dealers in geographic regions of the country with year-round riding seasons, concentrating on states such as California, Texas, Florida, and Arizona, to help mitigate the financial impact of seasonality on its business. See also Part I, Item 6, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

    As of December 31, 2000, dealerships operated by V-Twin Holdings, Inc. accounted for approximately 6% of the Company's accounts receivable balance. The Company does not view itself as being dependent upon V-Twin as a customer and believes that there is sufficient demand for its products such that any reduction in orders by V-Twin could be made up by sales to other dealers.

    Market for Company's Products. The Company competes in the "on-highway" segment of the motorcycle market, which comprises the largest segment of the total motorcycle market. Within the on-highway segment are four categories: cruiser, standard, sportbike and touring. The Company's motorcycles fall within the "cruiser" category, which is also referred to by the Motorcycle Industry Council as the "heavy cruiser" or "cruiser over 900 cc" category. The Company competes in a niche of the "cruiser" segment where Harley-Davidson is the market leader.

    The Company's marketing efforts are focused on dealer promotions and cooperative programs with Ultra Cycles dealers. The Company participates in special promotional events and in most major motorcycle consumer shows and rallies. In addition to expanding brand awareness through direct consumer contact, the Company also seeks to stimulate consumer demand for its high-style, high-performance motorcycles through regional and national magazine advertising and promotion of the newly-formed Ultra Motorcycle Riders Association, a club for Ultra motorcycle owners. The club has grown to approximately 2,000 members and provides a forum for Ultra owners to participate in riding events and to exchange information.

    The Company is currently in the process of redesigning its e-commerce web site at "ultracycles.com" which provides information about the Company and its operations, dealer locations, and the Company's Ultra motorcycles, Ultra Kustom Parts and other accessories. The completed site will enable consumers to make purchases of Ultra Kustom Parts and other accessories over the Internet. In addition, Ultra motorcycle dealers are able to view and purchase motorcycles online. However, the web site is not currently advertised and the amount of revenue and profits derived from sales on the site during the 2000 fiscal year were not material in amount.

    Competition. The U.S. heavyweight cruiser motorcycle market is highly competitive and dominated by competitors that are larger than the Company. These larger competitors generally have substantially greater financial and marketing resources than those of the Company. Many of the Company's principal competitors have greater sales volume than the Company, have a larger number of distribution outlets and dealers, and are more diversified than the Company.

    The Company seeks to avoid direct competition with Harley-Davidson, the largest seller of heavyweight cruiser motorcycles, by operating within a specialized niche of the heavyweight market. Within this niche, the Company competes on the basis of product performance and style, pricing, service and warranties. This competitive strategy includes offering certain customized features (such as polished or painted high-performance engines) at no additional charge over base prices, as well as a four-year, unlimited mileage protection program for all models.

    Within the Company's market niche, there are other competitors which are larger than the Company, well financed and have a growing number of dealers. These competitors offer a product that is traditional or nostalgic in style. Other competitors within the Company's market niche are the same size or smaller than the Company and offer products that are similar to the "cutting edge"/chopper style used by the Company. These competitors generally have lower production levels and higher selling prices than the Company. Some of the Company's competitors recently have filed for bankruptcy protection, and consequently have reduced their production levels. The Company has been endeavoring to fill the void in the marketplace by directing its marketing efforts at dealers who are looking for alternative sources of product.

    There can be no assurance that the Company's competitors within the Company's market niche will not expand their product lines or manufacturing operations, or that other motorcycle manufacturers will not enter this market.

       Status of New Products. The Company began accepting orders on its new Fatpounder ST model during the last quarter of 2000 and began shipping during the first quarter of 2001. In December 2000 and February 2001, the Company introduced the Titanium Series 1 and the Titanium Series 2, respectively. The "Titanium Series 1" and "Titanium Series 2" share the following features: a rubber-mounted drive train, a 113 cubic inch S&S Cycle engine, five-speed transmission and inverted front-end. The "Titanium Series 2" includes 6-gallon stretched gas tanks, cruiser-style handlebar, 18-inch front tire and wheel and uniquely styled longer rear fender with distinctive flip. Both "Titanium"models have been well received by dealers at recent industry shows, and accounted for about 12% of the motorcycle orders placed during the first quarter of 2001. During the first quarter of 2001, the Company also debuted a limited-edition Ground Pounder ST, featuring customized paint and graphics and inverted front-end. Production of this model will be limited to 100 units, each individually numbered on a specially designed billet aluminum plaque mounted to the air-cleaner cover, and allocated one per dealer. As of March 31, 2001, dealers have placed orders for 40 of the limited edition models.

       During the last quarter of 2000, one of the Company's suppliers failed to deliver frames as promised which were to be used by the Company in the manufacture of several models, including the new models described above. Consequently, as of mid-March 2001, 179 units (with a wholesale value of approximately $3,700,000) were on backorder. The Company anticipates that it will be able to fill the orders by July 2001.

MATERIALS AND SUPPLIERS

    The principal suppliers of the Company, and the parts purchased from these suppliers are identified in the table below:

-------------------------------------------------------------------------------------------------------------
VENDOR                                CITY AND STATE                      PRODUCT PURCHASED
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
S & S Cycle, Inc.                     Viola, WI                           Motors
-------------------------------------------------------------------------------------------------------------
Custom Chrome, Inc.                   Morgan Hill, CA                     Frames, wheels, oil tanks and
                                                                          miscellaneous parts
-------------------------------------------------------------------------------------------------------------
American Made                         Rancho Cucamonga, CA                Front ends, wheels, and
                                                                          miscellaneous parts
-------------------------------------------------------------------------------------------------------------
Ultra Sharp Eye Enterprises           Downey, CA                          Transmissions
-------------------------------------------------------------------------------------------------------------
Primo Belt Drives                     Whittier, CA                        Primary belt drives
-------------------------------------------------------------------------------------------------------------

    The Company operates primarily as an assembler and relies heavily on a number of major component manufacturers to supply it with almost all of its parts. The Company can obtain components from vendors other than those listed above, in some cases at a substantial increase in cost to the Company. However, increased competition in the industry has allowed new vendors to enter the market and therefore has helped in keeping costs fixed. The Company is constantly pursuing expansion of its vendor base and is constantly seeking to improve the quality and lower the cost of its product.

     Any significant adverse variation in quantity, quality or cost of components would adversely affect the Company's volume and cost of production until alternative sources of supply could be identified. For example, during the fourth quarter of 2000, one of the Company's suppliers of frames failed to timely deliver product as promised. Consequently, the Company was unable to meet its production schedule, resulting in a loss of revenue for the fourth quarter of approximately $1,500,000. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, Certain Trends and Uncertainties -- "The Company relies heavily on third party parts suppliers and any significant adverse variation in quantity, quality or cost would negatively affect the Company's operations."

RESEARCH AND DEVELOPMENT

    The Company has not expended a material amount during each of the past two fiscal years on research and development efforts. The Company expended approximately $23,700 and $54,742 in 1999 and 2000, respectively, on materials used in research and development efforts. The Company also relies on skilled in-house technicians to develop new products and utilizes outside consultants from time to time.

PATENTS, LICENSES AND TRADEMARKS

    The Company has no patents. In connection with the sale of the Retail Division in January 2000, the Company assigned to V-Twin Holdings, Inc. the Company's rights to the registered service mark "Bikers Dream", as well as the Company's rights under license agreements with operators of approximately 16 independently owned Bikers Dream Superstores. The Company actively promotes national brand recognition for the Ultra Motorcycle Company name by entering into strategic marketing and promotional agreements. The Company has also assisted suppliers with the development of products for use by the Company and has entered into cooperative advertising programs with some of its suppliers.

REGULATION

    The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Federal and state authorities have various environmental control requirements relating to air and noise pollution which affect the business and operations of the Company. The Company's motorcycles are subject to certification by the U.S. EPA for compliance with applicable emissions and noise standards and by the state of California Air Resources Board with respect to more stringent emissions standards. The Company's motorcycle products also must comply with the National Highway Traffic Safety Administration's standards. Management believes that it maintains all requisite licenses and permits and currently is in compliance with all applicable federal, state and local laws and regulations. As the Company generally utilizes in the manufacture of its motorcycles components which have already been designed by third-party vendors, management believes that the cost of compliance with environmental regulations is already factored into the cost of such components. Therefore, the Company's internal cost of compliance with environmental regulations is not material in amount.

    The Company has been charged by the State of California Air Resources Board with alleged violations of California's motor vehicle air pollution control laws in connection with past retail sales of motorcycles. See Part I, Item 3, entitled, "Legal Proceedings," for a more detailed description of this lawsuit.

EMPLOYEES

    As of April 1, 2001, the Company has 79 employees, 78 of which are full time.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's motorcycle assembly operations and executive offices are located in a 56,200 square foot facility in Mira Loma, California. The Company leases the premises at a monthly rent of $21,356 per month commencing March 2001. The lease expires in 2004. The Company has the option to extend the lease for an additional five year term, subject to annual rent increases of up to 3% of the prior year's rent. In the opinion of the Company's management, the facilities are adequately covered by insurance.

    As of December 31, 1999, the Company also leased properties at various locations, including those listed below, in connection with the operation of the Company's Retail Division. In connection with the sale of its Retail Division on January 31, 2000, the Company assigned its interest in these leases to V-Twin Holdings, Inc. However, the Company remains liable on the leases until their expiration.


                                                                             SQUARE      LEASE    APPROXIMATE
               LOCATION                           PRIMARY FUNCTION            FEET      EXPIRES   MONTHLY RENT
               --------                           ----------------         ---------  ----------  -------------
               San Diego, CA...................   Retail Superstore           6,935     12/31/01    $   6,166
               Santa Ana, CA...................   Retail Superstore          12,107      8/31/03    $  13,900(1)
               Conover, NC.....................   Retail Superstore           7,000      8/31/01    $   2,300


(1) The rent on this lease increases to $14,968 per month commencing September 1, 2001.

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

    In November 2000, the Company was served with a complaint filed on or about September 7, 2000 in a civil action styled People of the State of California ex rel. State Air Resources Board v. Ultra Acquisition Corporation, Ultra Acquisition Corporation dba Ultra Cycles/Bikers Dream, Bikers Dream of Santa Ana, Bikers Dream of San Diego, Bikers Dream of Sacramento, Herm Rosenman, Hal Collins and Does 1 through 50, inclusive, in the Superior Court of the State of California, County of Orange, Case No. OOCC10745. The complaint alleges violations of California's motor vehicle air pollution control laws in connection with the retail sale of motorcycles allegedly lacking the required certification by the California State Air Resources Board ("ARB"). The action seeks to enjoin any further violations and to recover a civil penalty. The Company has initiated settlement discussions with the ARB with the intention of obtaining a prompt resolution of this matter on terms which will not materially impair the Company's financial condition. The Company does not have sufficient information regarding the claims which are the subject of the complaint to assess the likely outcome of this matter. Accordingly, no assurance can be given as to the ultimate outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on December 15, 2000. The shareholders took the following actions at the meeting:

         1. Elected Harold L. Collins, John Russell, Humbert Powell, III and Kenneth Schwartz to the Company's Board of Directors by the votes in favor and the number of votes abstaining as set forth below, with no broker non-votes:

                         Name                    In Favor       Abstaining
                         ----                    ---------      ----------
                         Harold L. Collins       7,972,407       346,044
                         John Russell            8,007,503       310,948
                         Humbert Powell          8,008,638       309,813
                         Kenneth Schwartz        8,004,942       313,509

         2. Approved, by the vote of 8,274,226 in favor and 25,281 against, with 18,944 abstaining and 0 broker non-votes, the amendment of the Articles of Incorporation of the Company to change the name of the Company from "Bikers Dream, Inc." to "Ultra Motorcycle Company."

         3. Approved, by the vote of 2,270,283 in favor and 483,291 against, with 35,026 abstaining and 5,529,851 broker non-votes, the Ultra Motorcycle Company 2000 Stock Option Plan.

         4. Ratified the selection by the Company's Board of Directors of Singer, Lewak, Greenbaum, and Goldstein as the Company's Independent auditors for the fiscal year 2000 by the vote of 6,855,755 in favor and 1,440,335 against, with 22,361 abstaining and 0 broker non-votes.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    From July 30, 1998 to October 17, 2000, the Company's Common Stock was traded on The Nasdaq SmallCap Market under the symbol "BIKR." Effective October 18, 2000, the Company's Common Stock was delisted from The NASDAQ SmallCap Market due to the failure of the Company to evidence a closing bid price of at least $1.00 per share since April 2000, as well as the failure of the Company to comply with at least one of the following requirements for continued listing: maintaining net tangible assets of at least $2,000,000, maintaining market capitalization of at least $35,000,000 or demonstrating net income of at least $500,000 in the latest fiscal year. From October 18, 2000 to the present, the Company's Common Stock has been traded on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board"), initially under the symbol "BIKR," and commencing February 12, 2001, under the symbol "UMCC." The following table reflects the high and low sales prices of the Company's Common Stock, as reported by The Nasdaq Smallcap Market, from January 1, 2000 through October 17, 2000 and the high and low bid prices of the Company's Common Stock, as reported by the OTC Bulletin Board, from October 18, 2000 through December 31, 2000. The bid prices shown in the following table are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


1999                               LOW         HIGH
----                             -------      -------
First Quarter .............      $2.8125      $4.9062
Second Quarter ............      $  2.25      $ 3.625
Third Quarter .............      $  1.50      $2.9688
Fourth Quarter ............      $  0.50      $  2.00

2000                               LOW         HIGH
----                             -------      -------
First Quarter .............      $0.5312      $  1.75
Second Quarter ............      $ 0.375      $  1.50
Third Quarter .............      $0.3438      $0.7812
Fourth Quarter ............      $0.0469      $  0.50


    To date, the Company has not paid any cash dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.

    The estimated number of beneficial owners of the Company's Common Stock is approximately 3,070 and the number of stockholders of record as of March 27, 2001 was 1,295.

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


              DATE        TITLE                          AMOUNT             CONSIDERATION           PURCHASER
              ----        -----                          ------             -------------           ---------
            12/22/00      Options to Purchase          300,000(1)             Services              Directors
                          Common Stock
            12/22/00      Options to Purchase           50,000(2)             Services              Employee
                          Common Stock

    (1) On December 22, 2000, the Company issued to each of its three outside directors -- John Russell, Humbert Powell, III and Kenneth Schwartz -- options to purchase 100,000 shares of Common Stock under the Ultra Motorcycle Company 2000 Stock Option Plan at an exercise price of $.28 per share. These options vested immediately upon grant and expire on December 21, 2007.

    (2) On December 22, 2000, the Company issued to Harold Collins, its President and Chief Executive Officer, options to purchase Common Stock under the Ultra Motorcycle Company 2000 Stock Option Plan at an exercise price of $.28 per share. These options vested immediately upon grant and expire on December 21, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and under the heading "Certain Trends and Uncertainties," below. These risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

    The sale of the Retail Division has enabled the Company to focus on strengthening its core motorcycle manufacturing business. Since the sale on January 31, 2000, the Company has been focused on restructuring the Company to meet the needs of a manufacturer of motorcycles, including the development of a profitable and stable dealer base. During the past year, the Company has also focused on implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management an inventory control. In 2000, the Company introduced several new highly stylized performance motorcycle models that have been well received at dealer trade shows. As of March 2001, the Company had approximately $3,600,000 in back orders on these new models.

    The Company seeks to expand its market share by continuing the development and introduction of new highly styled performance motorcycle models and the addition of dealers in geographic regions of the country with longer riding seasons, concentrating on states such as California, Texas, Florida and Arizona. In addition to emphasizing quality control of its manufactured product, the Company is continuing to develop its customer service infrastructure and has recently introduced the Ultra Motorcycle Riders Association, an Ultra motorcycle owners club and is redesigning its web site "www.ultracycles.com". The club provides a forum for Ultra owners to participate in riding events and to exchange information.

RESULTS OF OPERATIONS

    During 1999, the Company conducted its operations through two operating divisions: Motorcycle and Retail. The Motorcycle division manufactures large displacement "V-twin" powered heavyweight cruiser motorcycles at the Company's Mira Loma, California facility. Prior to its sale in January 2000, the Retail Division sold new and used motorcycles, parts and accessories through the Company's five owned Superstores.

    Generally, the Company is subject to seasonal fluctuations, as dealer demand for motorcycles tends to increase in the second and third quarters as motorcycle sales are greatest in the spring and summer months. Consequently, the Company historically has experienced the highest revenues during the second and third quarters.

    As noted above, in January 2000, the Company sold to V-Twin Holdings, Inc. the assets related to the operation of the Retail Division. The results of operations of the Retail Division have been reclassified as discontinued operations.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES. Total revenues for the fiscal year ended December 31, 2000, were $27,614,231 as compared to $22,308,983 for the same period in 1999, representing an increase of $5,305,248 or 23.8%. In 2000, the Company sold 1,445 motorcycles that it manufactured, to unaffiliated customers, representing an increase of 192 units, or 15.3%, from the prior year of 1,253. However, the Company experienced lower revenues than projected during the fourth quarter of 2000 attributable, in part, to customary seasonal fluctuations, and in particular, the failure of one of the Company's suppliers to deliver frames in a timely fashion as promised. The resultant production delay caused a loss of revenue in the fourth quarter of approximately $1,500,000.

         In addition to the unit sales increase in 2000 over the prior fiscal year, revenues increased as a result of a shift in the mix of units produced and sold to higher priced models. Although priced higher than some of the other models in the Company's lineup, the popular "Fat Pounder," "Sledgehammer" and "Groundpounder ST" models represented about 69% of sales. The Company also implemented select price increases throughout 2000, contributing to higher average revenue per unit.

         Currently, the Company has the capability to assemble up to 185 units per month without additional capital expenditures or implementing a second shift.

         COST OF GOODS SOLD/GROSS PROFIT. Cost of goods sold for the fiscal year ended December 31, 2000, was $22,764,832, or 82.4% of revenues, compared to $18,251,001, or 81.8% of revenues, for the comparable period a year earlier, representing an increase of $4,513,831 or 24.7%. The Company's gross profit improved by $791,417, to $4,849,399 for the fiscal year ended December 31, 2000, from $4,057,982 for the comparable period a year earlier, representing an increase of 19.5%.

         Cost of goods sold for the fiscal year ended December 31, 2000 include direct and indirect manufacturing costs, warranty costs, and costs related to the assembly of motorcycles. During the course of fiscal year 2000, the Company made design changes and component upgrades to its lineup, resulting in a higher per unit production cost as compared to the prior year.

         Offsetting the higher per unit production costs, the Company experienced a significant decrease in warranty costs from $1,795,048 for the fiscal year ended December 31, 1999 to $796,404 for the fiscal year ended December 31, 2000, representing a decrease of $998,644 or approximately 56%. While the Company has implemented procedures to assure quality of the product, no assurances can be given that product warranty problems will not occur in the future.

         EXPENSES. Selling, general and administrative expenses were $4,226,923 (i.e., 15.3% of total revenues), for the fiscal year ended December 31, 2000, compared to $5,289,597 (i.e., 23.7% of total revenues, for the fiscal year ended December 31, 1999, representing a decrease of $1,062,674, or 20%.

         Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The significant reduction in 2000 over the prior fiscal year was largely attributable to reduced consulting and professional fees, reductions in administrative salary expense, and reductions of marketing and advertising expense.

         Depreciation and amortization expense for the fiscal year ended December 31, 2000, totaled $550,709 compared to $508,816 for the same period in 1999, representing an increase of $41,893, or 8.2%.

         As a consequence of the foregoing, the Company's operating income was $71,767 for the fiscal year ended December 31, 2000, as compared to an operating loss of $1,740,431 for the comparable period a year earlier.

         OTHER INCOME (EXPENSE). Interest expense decreased by $112,688 from $796,639 for the fiscal year ended December 31, 1999, to $683,951 for the fiscal year ended December 31, 2000. The decrease is attributable to the Company's reduction of outstanding debt during the year, in addition to satisfying the capital lease obligations on certain equipment.

         Interest income increased to $98,339 for the fiscal year ended December 31, 2000, from $0 for the comparable period a year earlier. The increase in interest income was due primarily to the recognition of interest earned on a note receivable from V-Twin Holdings, Inc.

         Other income includes $623,000 under the line item entitled "Other income from litigation and settlements," of which $613,000 represents a reduction of liabilities recorded on December 31, 1999 for the negotiated settlement of the Kinnicutt lawsuit. In addition to the foregoing, other income also includes a gain on the sale of technology in the amount of $96,000, representing the excess of a $300,000 note payable to the Company over $204,000, which last amount represents payment to the Company for the repurchase of the Company's ownership interest in certain proprietary technology. See Note 8 to the financial statements filed as part of this Annual Report on Form 10-KSB.

         As described in Note 2 to the financial statements filed as part of this Annual Report on Form 10-KSB, the Company received 83,333 shares of common stock of V-Twin Holdings, Inc. in connection with the sale by the Company to V-Twin of the Company's Retail Division in January 2000. The Company initially recorded the carrying value of the V-Twin common stock at $500,000, which figure was based upon the price at which V-Twin could repurchase the shares, at V-Twin's option, under the asset purchase agreement between V-Twin and the Company, and was lower than the common stock's market value based on then-current trading prices. Subsequent to the fiscal year ending December 31, 2000, the market value of the V-Twin's common stock dropped significantly. Accordingly, the Company recorded a charge of $234,000 in the fourth quarter of 2000 to recognize the impairment loss on the V-Twin common stock asset. See Note 6 to the financial statements filed as part of this Annual Report on Form 10-KSB.

         In 2000, the Company recorded a provision for income taxes for $4,800, as compared to $800 for the comparable period a year earlier. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards beginning in the second quarter of 1995. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

         LOSS BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY ITEM AND BENEFICIAL CONVERSION ON PREFERRED STOCK. For the fiscal year ended December 31, 2000 the Company reported a loss before discontinued operations, extraordinary item and beneficial conversion of $23,741, as compared to a loss of $3,345,139 for the fiscal period ending December 31, 1999, representing a decrease in loss of $3,321,398.

         LOSS ON DISCONTINUED OPERATIONS. In accordance with Accounting Principles Bulletin Opinion No. 30, as of December 31, 1999, the Company included in its loss of $1,782,144 on the disposal of the discontinued Retail Division an estimate of the operating loss of the discontinued Retail Division from the measurement date, which was October 1, 1999, through the date of disposal, which was January 31, 2000. As of December 31, 1999, the Company also recognized a loss on operations of the Retail Division of $532,000 for the period from January 1, 1999 through September 30, 1999.

         Any costs subsequent to the disposal date of January 31, 2000 were estimated and included in the loss on the disposal of the discontinued Retail Division. During the year ended December 31, 2000, the Company recognized an additional $268,824 loss on discontinued operations. This figure represents the difference between the actual loss from the discontinued Retail division subsequent to December 31, 1999 and the amount of the loss that was originally estimated and recorded as part of the loss on the disposal of the discontinued Retail Division that was recorded in the year ended December 31, 1999.

         EXTRAORDINARY ITEM. $366,000 under the line item entitled "Extraordinary item -- Gain on extinguishment of debt - related party" represents the negotiated reduction of notes payable held by w3 Holdings, including accrued interest payable. See also the discussion below under "Payments to Settle Outstanding Debt and Litigation Matters During the Fiscal Year Ended December 31, 2000."

    NET INCOME (LOSS). For the fiscal year ended December 31, 2000, the Company reported a net income of $73,435 available to common shareholders, compared to a net loss of $6,054,187 for the comparable period a year earlier. The increased profitability of $6,127,622 is attributable in significant part to the disposal of the Retail Division, an increase of approximately $1,400,000 from the prior year under the line item "Other income (expense) from litigation and settlements" attributable to a $613,000 reduction of liabilities in 2000 as a result of the negotiated settlement of the Kinnicutt lawsuit, recognition of $366,000 under the line item "Extraordinary item" in connection with reaching a settlement on payment of debt held by w3 Holdings, Inc., reduced selling, general and administrative costs, and reduced warranty costs.

    CONSOLIDATED STATEMENT OF CASH FLOWS. Net cash used in operating activities totaled $812,631 for the fiscal year ended December 31, 2000, as compared to net cash used in operating activities of $1,237,450 for the same period in 1999. The net cash used in operating activities of $812,631 consisted of net cash used in discontinued operating activities of $301,122 and net cash used in continuing operating activities of $511,509. Significant working capital changes included a decrease in accounts payable of $1,436,635, offset, in part, by a decrease in accounts receivable of $1,134,647 as a result of improved collections.

    Net cash used in investing activities totaled $12,733 during the fiscal year ended December 31, 2000, as compared to net cash used in investing activities of $437,163 during the prior year's period. The net cash used in investing activities of $12,733 consisted of net cash used in discontinued investing activities of $0 and net cash used in continuing investing activities of $12,733. The net cash used in investing activities consists of $56,833 invested in property and equipment during the year, offset, in part, by $16,000 received from the sale of property and equipment during the year, and $28,100 received as payment on notes receivable.

    Net cash used in financing activities totaled $490,517 for the fiscal year ended December 31, 2000, as compared to net cash provided by financing activities of $2,419,715 during the fiscal year ended December 31, 1999. Net cash used in discontinued financing activities was $0, while net cash used in continuing financing activities totaled $490,517. Cash payments were made on notes payable of $152,676, on capital leases of $91,954 and payment on advances on financing agreements with related parties of $50,887. Additionally, the Company made cash payments on notes payable to a related party in the amount of $195,000.

    GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. The Company finances the manufacture of its motorcycles from proceeds of sales. Most of the Company's vendors require payment terms of 30 days or less. Other than for certain extraordinary liabilities or potential liabilities as described below under the caption entitled "Ability of the Company to Continue as a Going Concern," management believes that the Company can, at its current level of operations, adequately meet its liabilities, including liabilities to vendors, by using available internal cash.

    In the past, the Company has also looked to outside funding sources to address its liquidity and working capital needs. These include private equity placements and secured debt-financing arrangements with lenders.

    In June 1998, the Company obtained a three-year senior secured loan in the amount of $4.5 million from Tandem Capital of Nashville, Tennessee. Tandem subsequently assigned the loan to FINOVA Mezzanine Capital, Inc. The loan bears interest at 12% per annum and stipulates quarterly interest payments. The FINOVA loan is secured by a first lien on substantially all of the Company's assets. FINOVA received warrants to purchase a total of 457,500 shares of the Company's Common Stock, after giving effect to the Company's 5-for-1 reverse stock split effective on February 5, 1998. 87,500 of these warrants are exercisable at a price of $5 per share and expire in November 2002. The remaining 370,000 warrants are exercisable at an initial exercise price equal to $4 1/16 payable in cash or in-kind by debt cancellation and expire in June 2003. The exercise price of the 370,000 warrants was reset on the first anniversary of the closing of the loan at $2.91 per share, representing the lesser of (i) $4 1/16 and (ii) the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding such anniversary. In addition, under the FINOVA loan agreement, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the loan, until the loan is paid in full, a warrant to purchase 200,000 additional shares of Common Stock at an exercise price equal to the greater of (i) $4.00, or (ii) 80% of the average closing bid price of the Company's Common Stock for the 20 days preceding such anniversary date. Each such warrant shall be exercisable for five years from the date of issue. The proceeds of the FINOVA loan were used to repay $2.5 million of then-existing long-term debt, with the remaining $2 million used to expand the Company's motorcycle manufacturing operations. Since June 1998, the Company became obligated to issue a warrant to purchase 400,000 additional shares of Common Stock in accordance with the terms of the FINOVA loan agreement as set forth above.

    Prior to the quarter ended June 30, 2000, the Company's indebtedness to FINOVA in the amount of $4,500,000 had been classified as a non-current liability on the Company's consolidated balance sheet. As of June 30, 2000 the FINOVA note is required to be shown as a current liability.

    On March 28, 2001, FINOVA notified the Company that FINOVA has elected to accelerate the maturity of, and declare immediately due and payable in full, all amounts of principal and interest owing by the Company to FINOVA as a result of the Company's non-payment of approximately $136,000 in interest due on March 1, 2001. If it so chooses, FINOVA is entitled to exercise its remedies under the loan documents, including foreclosure on the Company's assets. However, as of the date of the filing of this report, FINOVA has not notified the Company of its intention to exercise its remedies under the loan documents and is continuing to communicate regularly with the Company regarding the possibility of a workout while reserving its right to enforce its remedies under the loan documents at any time. FINOVA has informed the Company that it would be willing to consider discounting the note, although no specific amount has been agreed upon. FINOVA has also informed the Company's management that FINOVA is actively seeking to sell the note to a third party and that FINOVA has received inquiries from potential purchasers. To date, the Company has been unable to refinance the FINOVA indebtedness and will not have the resources to repay the FINOVA indebtedness unless new financing is obtained.

     As a result of the foregoing, Company's independent auditors, in their report dated March 5, 2001, state that there is substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking new financing to refinance FINOVA's loan. However, there are no assurances that the Company will be successful. If the Company is not successful in refinancing the FINOVA loan, FINOVA may choose to exercise its remedies under its loan documents. See the discussion below under "Outlook and Ability of Company to Continue as a Going Concern" and "Certain Trends and Uncertainties-- FINOVA may choose to foreclose on the Company's assets if the Company cannot obtain refinancing."

    In February 1999 and October 1999, the Company received an aggregate of $2,000,000, before issuance costs, upon the issuance of 2,060 shares of Series D Convertible Preferred Stock, each share having a stated value of $1,000. (60 out of the 2,060 shares were issued in payment of placement agent fees, and therefore the Company did not receive cash for those shares.) As of March 10, 2000, all issued and outstanding shares of Series D Convertible Preferred Stock, having an aggregate stated value of $2,060,000, plus accrued and unpaid dividends on such shares, had been converted into a total of 3,728,452 shares of Common Stock. The number of shares of Common Stock issued upon the conversion of each share of Series D Convertible Preferred Stock was calculated by adding $1,000 to the amount of accrued and unpaid dividends on such share and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of (i) 110% of the closing bid price of the Common Stock on the last trading day before the date of issuance of the share of Series D Preferred Stock being converted, or (ii) 90% of the average of the four lowest closing bid prices of the Common Stock during the last 22 trading days before the date of conversion.

    In November 1999, the Company obtained a loan in the amount of $300,000 from William Whalen, a former shareholder of the Company. The loan originally was evidenced by two promissory notes in the principal amounts of $200,000 and $100,000 respectively, each bearing interest at a rate of 12% per annum and maturing on March 31, 2000. In January 2000, the notes, on which there had accrued $6,638 in interest, were replaced by two amended and restated promissory notes in the principal amounts of $156,638 and $150,000, respectively, both bearing interest at a rate of 12% per annum and maturing on March 31, 2000. Mr. Whalen subsequently assigned the amended and restated $150,000 note to an entity called w3 Holdings, Inc. while continuing to hold the amended and restated note in the amount of $156,638. (As described below under the caption "Payments to settle outstanding debt and litigation matters during the fiscal year ended December 31, 2000," in July 2000, the Company entered into a settlement agreement with w3 Holdings, Inc. pursuant to which the Company satisfied its obligations under the amended and restated $150,000 note.) Mr. Whalen has extended to March 2001 the maturity date of the $156,638 note, on which there was accrued approximately $22,350 in interest as of March 31, 2001. The Company is continuing to negotiate with Mr. Whalen to obtain an additional extension of the maturity date of the $156,638 note to an as of yet undetermined date.

PAYMENTS TO SETTLE OUTSTANDING DEBT AND LITIGATION MATTERS DURING THE FISCAL YEAR ENDED DECEMBER 31, 2000

     During the fiscal year ended December 31, 2000, the Company agreed to make cash payments totaling approximately $262,000 to settle or discharge liabilities totaling approximately $1,400,000. This $262,000 amount includes $195,000 paid by the Company on July 20, 2000 to extinguish principal and interest in the combined approximate amount of $561,000 owing on two promissory notes in the principal amounts of $300,000 and $150,000 held by w3 Holdings, Inc. The $262,000 amount also includes approximately $67,000 payable by the Company to its insurance carrier under an interest-free promissory note which the Company executed in connection with the settlement in June, 2000 of a judgment in the amount of $837,601 against the Company obtained by James and Susan Kinnicutt. The note is required to be repaid at the rate of $2,000 per month. As of March 31, 2001, approximately $55,000 remained outstanding on the note. The Kinnicutt settlement is described in detail in Part II, Item I of the Company's report on Form 10-QSB for the quarter ended June 30, 2000. The Company recognized income of $613,000 and $366,000, respectively, in connection with the settlement of the Kinnicutt and w3 Holdings matters. See discussion above under "Comparison of the Fiscal Years Ended December 31, 2000 and 1999 -- Other Income (Expense) and Extraordinary item--gain on extinguishments of debt -- related party.".

     In July 2000, the Company successfully reached a global settlement agreement with Bruce Scott, a former director of the Company, Cana Capital Corporation, a company owned by Mr. Scott, and several other companies affiliated with Mr. Scott, regarding several disputes, including a dispute over a balance as of June 30, 2000 in the approximate amount of $235,000 owed by the Company on floor financing obtained from Cana Capital. On July 28, 2000, the Company fulfilled its obligations under the settlement agreement by transferring title of motorcycles with an approximate aggregate fair value of $258,200. In exchange for the payment, Cana Capital agreed to provide the Company the original title to motorcycles financed under the Cana Capital floor line and has dismissed its suits with prejudice. The global settlement also included a general release of claims by the lessor of the Daytona Beach property which the Company had subleased to Mr. Scott's dealership. The Cana Capital settlement is described in detail in Part II, Item I of the Company's report on Form 10QSB for the quarter ended June 30, 2000.

OUTLOOK AND ABILITY OF COMPANY TO CONTINUE AS A GOING CONCERN

     In their independent accountants' report which appears in the Company's audited financial statements included in this Annual Report for the fiscal year ended December 31, 2000 on Form 10-KSB, the Company's independent auditors express substantial doubt about the Company's ability to continue as a going concern. Discussed below are certain existing or potential liabilities that are of primary concern to the Company.

    REPAYMENT OF FINOVA LOAN. The most significant liability of the Company is the Company's obligation to repay its $4,500,000 secured loan from FINOVA Mezzanine Capital, Inc., which originally was scheduled to mature on June 22, 2001. As discussed above under the caption "Liquidity and Capital Resources," on March 28, 2001, FINOVA notified the Company that FINOVA has elected to accelerate the maturity of, and declare immediately due and payable in full, all amounts of principal and interest owing by the Company to FINOVA under its $4,500,000 note as a result of the Company's non-payment of approximately $136,000 in interest due on March 1, 2001. If it so chooses, FINOVA is entitled to exercise its remedies under the loan documents, including foreclosure on the Company's assets. However, as of the date of the filing of this report, FINOVA has not notified the Company of its intention to exercise its remedies under the loan documents and is continuing to communicate regularly with the Company regarding the possibility of a workout while reserving its right to enforce its remedies under the loan documents at any time. FINOVA has informed the Company that it would be willing to consider discounting the note, although no specific amount has been agreed upon. FINOVA has also informed the Company's management that FINOVA is actively seeking to sell the note to a third party and that FINOVA has received inquiries from potential purchasers. To date, the Company has been unable to refinance the FINOVA indebtedness and will not have the resources to repay the FINOVA indebtedness unless new financing is obtained.

     The Company is actively seeking new financing to refinance FINOVA's loan. However, there are no assurances that the Company will be successful. If the Company is not successful in refinancing the FINOVA loan, FINOVA may choose to exercise its remedies under its loan documents. See the discussion below under "Outlook and Ability of Company to Continue as a Going Concern" and "Certain Trends and Uncertainties-- FINOVA may choose to foreclose on the Company's assets if the Company cannot obtain refinancing."

     The ability of the Company to refinance the FINOVA loan will be affected by, among other factors, the ability of the Company to demonstrate to potential lenders that it can continue to sustain profitability. While the Company had net income of approximately $73,000 for the year ended December 31, 2000, the Company has a prior history of operating losses and accumulated deficit. The Company had operating net losses of approximately $6.1 million and $5.7 million for the fiscal years ended December 31, 1999 and 1998, respectively. See discussion below under the caption entitled, "Certain Trends and Uncertainties -- The Company may not be able to implement the changes necessary to sustain profitability in future periods." There can be no assurance that the Company will be able to sustain profitability in future periods.

     The ability of the Company to continue generating a profit is paramount to resolving its working capital issues and to refinance the FINOVA loan. The Company's ability to sustain profitability in future periods will depend upon a number of factors, including the ability of the Company to introduce new products, increase sales, and maintain a level of production which is responsive to seasonal demands. Management believes that several steps can be taken to sustain profitability. These include implementation of better internal controls, reduction of expenses, improvements in purchasing, cash management, and inventory control. In addition, the Company plans to increase consumer awareness of its products through effective advertising and improved customer relations by increasing its dealer network. However, there can be no assurance that the Company will be able to successfully implement any of the changes described above, or that the Company will in fact sustain profitability in future periods.

     Any equity financing which the Company may obtain in the future may be dilutive to shareholders, and any new debt financing may impose substantial restrictions on the ability of the Company to operate and raise additional funds.

     REPAYMENT OF WHALEN NOTE. As described above under the caption entitled "Liquidity and Capital Resources--Existing Financing Arrangements", the Company became obligated on March 31, 2001 to repay a note held by William Whalen, a former shareholder of the Company, in the approximate principal amount of $156,638. Accrued and unpaid interest under the note as of March 31, 2001 is approximately $22,350. The Company currently does not have the resources to repay this note. The Company is negotiating with Mr. Whalen to extend the term of the note to an as of yet undetermined date. However, there can be no assurances that these negotiations will be successful. If the Company is required to repay the note immediately, this will have a material adverse effect on the Company's financial condition.

     POTENTIAL JUDGMENT IN ARB LITIGATION. As described in Part I, Item 3, "Legal Proceedings," in November 2000, the Company was served with a complaint filed on or about September 7, 2000 in a civil action styled People of the State of California ex rel. State Air Resources Board v. Ultra Acquisition Corporation, Ultra Acquisition Corporation dba Ultra Cycles/Bikers Dream, Bikers Dream of Santa Ana, Bikers Dream of San Diego, Bikers Dream of Sacramento, Herm Rosenman, Hal Collins and Does 1 through 50, inclusive, in the Superior Court of the State of California, County of Orange, Case No. OOCC10745. The complaint alleges violations of California's motor vehicle air pollution control laws in connection with the retail sale of motorcycles allegedly lacking the required certification by the California State Air Resources Board ("ARB"). The action seeks to enjoin any further violations and to recover a civil penalty. The Company has initiated settlement discussions with the ARB with the intention of obtaining a prompt resolution of this matter on terms which will not materially impair the Company's financial condition. The Company does not have sufficient information regarding the claims which are the subject of the complaint to assess the likely outcome of this matter. Accordingly, no assurance can be given as to the ultimate outcome of this matter.

SEASONALITY

     Generally, the Company is subject to seasonal fluctuations, as dealer demand for motorcycles tends to increase in the second and third quarters as motorcycle sales are greatest in the spring and summer months. Consequently, the Company historically has experienced the highest revenues during the second and third quarters.

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

    THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT THE CHANGES NECESSARY FOR THE COMPANY TO REMAIN A GOING CONCERN. As of December 31, 2000, the Company's current liabilities exceeded its current assets by approximately $1,500,000. Due to , among other reasons, the Company's working capital deficiency, as well as the decision of the Company's lender to accelerate payment of all principal and interest owing on its $4,500,000 promissory note, Singer Lewak Greenbaum & Goldstein LLP, the Company's auditors, have included an explanatory paragraph in their report to the Company's consolidated financial statements for the year ended December 31, 2000 that expresses substantial doubt as to the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to successfully implement the changes necessary for the Company to remain a going concern. See also paragraphs below entitled, "FINOVA may choose to foreclose on the Company's assets if the Company cannot obtain refinancing," and "The Company may not be able to implement the changes necessary to sustain profitability in future periods."

    FINOVA MAY CHOOSE TO FORECLOSE ON THE COMPANY'S ASSETS IF THE COMPANY CANNOT OBTAIN REFINANCING. Due to the Company's failure to make an interest payment in the approximate amount of $136,000 on March 1, 2001, FINOVA Mezzanine Capital, Inc. has accelerated the maturity of, and declared immediately due and payable, the Company's $4.5 million secured term loan. See discussion in Part II, Item 6, of this report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Discussion of Liquidity and Capital Resources." As of the date of the filing of this report, FINOVA has not notified the Company of its intention to exercise its remedies under the loan documents and is continuing to communicate regularly with the Company regarding the possibility of a workout while reserving its right to enforce its remedies under the loan documents at any time. To date, the Company has been unable to refinance the FINOVA indebtedness and will not have the resources to repay the FINOVA indebtedness unless new financing is obtained. The Company is actively seeking alternative forms of financing to take out the FINOVA loan. There is no assurance that the Company will be successful in its efforts. If the Company is unable to refinance the FINOVA loan, FINOVA may choose to foreclose on the Company's assets.

    The ability of the Company to refinance the FINOVA loan will be affected by, among other factors, the ability of the Company to demonstrate to potential lenders that it can sustain profitability. See discussion below under the caption entitled, "The Company may not be able to implement the changes necessary to sustain profitability in future periods." There can be no assurances that the Company will be able to sustain profitability in future periods.

    Any equity financing which the Company may obtain in the future may be dilutive to shareholders, and any new debt financing may impose substantial restrictions on the ability of the Company to operate and raise additional funds.

    THE COMPANY MAY NOT BE ABLE TO IMPLEMENT THE CHANGES NECESSARY TO SUSTAIN PROFITABILITY IN FUTURE PERIODS. While the Company had net income of approximately $73,000 for the fiscal year ended December 31, 2000, the Company has a prior history of operating losses and accumulated deficits. The Company had operating net losses of approximately $6.1 million and $5.7 million for the fiscal years ended December 31, 1999 and 1998, respectively. As of December 31, 2000, the Company's accumulated deficit was approximately $23,798,000. The Company's ability to sustain profitability in future periods will depend upon a number of factors, including the ability of the Company to add reliable vendors to its list of suppliers, introduce new products, increase sales, and maintain a level of production which is responsive to seasonal demands. Management believes that several steps can be taken to sustain profitability. These include implementation of better internal controls, reduction of expenses, improvements in purchasing, cash management, inventory control, and the evaluation of suppliers' abilities to meet the Company's demand for parts. See also the risk factor below entitled, "The Company relies heavily on third party parts suppliers and any significant adverse variation in quantity, quality or cost would negatively affect our operations." In addition, the Company plans to increase consumer awareness of its products through effective advertising and improved customer relations by increasing its dealer network. However, there can be no assurance that the Company will be able to successfully implement any of the changes described above, or that the Company will in fact sustain profitability in future periods.

     THE COMPANY RELIES HEAVILY ON THIRD PARTY PARTS SUPPLIERS AND ANY SIGNIFICANT ADVERSE VARIATION IN QUANTITY, QUALITY OR COST WOULD NEGATIVELY AFFECT THE COMPANY'S OPERATIONS. The Company operates primarily as an assembler and relies heavily on a number of major component manufacturers to supply it with almost all of its parts. Any significant adverse variation in quantity, quality or cost would adversely affect the Company's volume and cost of production until it could identify alternative sources of supply. For example, during the fourth quarter of 2000, one of the Company's suppliers of frames failed to timely deliver product as promised. Consequently, the Company was unable to meet its production schedule, resulting in a loss of revenue for the fourth quarter in the approximate amount of $1,500,000.

     THE COMPANY MAY NOT HAVE THE RESOURCES TO PAY A CIVIL PENALTY IF ONE IS IMPOSED BY THE CALIFORNIA STATE AIR RESOURCES BOARD. As described in Part I,
Item 3, "Legal Proceedings," in November 2000, the Company became aware of a complaint filed on or about September 7, 2000 in a civil action styled People of the State of California ex rel. State Air Resources Board v. Ultra Acquisition Corporation, Ultra Acquisition Corporation dba Ultra Cycles/Bikers Dream, Bikers Dream of Santa Ana, Bikers Dream of San Diego, Bikers Dream of Sacramento, Herm Rosenman, Hal Collins and Does 1 through 50, inclusive, in the Superior Court of the State of California, County of Orange, Case No. OOCC10745. The complaint alleges violations of California's motor vehicle air pollution control laws in connection with the retail sale of motorcycles allegedly lacking the required certification by the California State Air Resources Board ("ARB"). The action seeks to enjoin any further violations and to recover a civil penalty. The Company has initiated settlement discussions with the ARB with the intention of obtaining a prompt resolution of this matter on terms which will not materially impair the Company's financial condition. However, there is no assurance that the Company will be successful in its settlement negotiations.

     THE COMPANY IS SUBJECT TO CONTINGENT LIABILITIES UNDER A DEALER FLOOR PLAN FINANCING PROGRAM WHICH COULD EXPOSE IT TO SIGNIFICANT FINANCIAL OBLIGATIONS. Approximately 55% of the Company's dealers receive floor plan financing for its products through Transamerica. The dealers are the obligors under these floor plan agreements and are responsible for all principal and interest payments. However, the Company is subject to a standard repurchase agreement which requires it to buy back its motorcycles at the wholesale price if the dealer defaults and the motorcycles are repossessed by the lender. Since August 1997, the Company has repurchased approximately thirteen new motorcycles for approximately $230,000. Most of the expense was recaptured through the subsequent resale of these motorcycles. The Company has estimated that its contingent liability under the repurchase agreement to be approximately $5,363,000 as of December 31, 2000. The Company's profitability would be significantly negatively impacted if it were forced to repurchase a large number of these motorcycles.

     THE COMPANY'S COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET EFFECTIVE OCTOBER 18, 2000, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY'S SHAREHOLDERS TO BUY, SELL AND OBTAIN PRICING INFORMATION ABOUT THE COMPANY'S COMMON STOCK. Effective October 18, 2000, the Company's Common Stock was delisted from The NASDAQ SmallCap Market due to the failure of the Company to evidence a closing bid price of at least $1.00 per share since April 2000, as well as the failure of the Company to comply with at least one of the following requirements for continued listing: maintaining net tangible assets of at least $2,000,000, maintaining market capitalization of at least $35,000,000 or demonstrating net income of at least $500,000 in the latest fiscal year. The Company's Common Stock previously had been listed on The Nasdaq SmallCap Market since June 1998 under the symbol "BIKR." The Company's Common Stock is currently trading on the OTC Bulletin Board under the symbol "UMCC."

     The delisting could have an adverse effect on the Company's business prospects. The Nasdaq market system provides brokers and others with immediate access to the best bid and asked prices, as well as other information, about the Company's common stock. With the loss of the designation, shareholders may find it more difficult to buy, sell and obtain pricing information about our common stock. The Company no longer qualifies as a "margin security" as defined by the Federal Reserve Board and is subject to the SEC's "penny stock" rules thereby reducing the attractiveness of the Company's stock as an investment vehicle and making it more difficult for the investor to purchase and sell the Company's stock.

     THE COMPANY HAS LIMITED EXPERIENCE WITH MANUFACTURING OPERATIONS. The Company entered the motorcycle manufacturing business in 1997. Previously, the Company's operations had involved only the operation of retail stores selling new and used motorcycles and motorcycle parts and accessories. Although the Company has acquired considerable manufacturing experience since it entered the business in 1997, that experience is more limited than that of other motorcycle manufacturers who have been in operation for a longer period of time.

     THE COMPANY'S PRODUCTS COULD CONTAIN DEFECTS CREATING PRODUCT RECALLS AND WARRANTY CLAIMS WHICH COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S FUTURE SALES AND PROFITABILITY. The Company's products could contain unforeseen defects. These defects could give rise to product recalls and warranty claims. A product recall could delay or even halt production until the Company is able to address the reason for any defects. Recalls may also have a materially negative effect on the brand image and public perception of the Company's motorcycles. This could materially adversely affect the Company's future sales. Recalls or other defects would be costly and could require substantial expenditures. Unanticipated defects could also result in litigation against the Company. Given the nature of its products, the Company expects that it will be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on the Company. Although the Company believes that it maintains adequate liability insurance, the Company cannot provide assurances that it will be able to secure or maintain adequate liability insurance to cover all product liability claims. Any large product liability claim could materially adversely affect the Company's ability to market its motorcycles and could have a material adverse impact on the Company's business, operating results and financial condition.

     THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF CHANGES IN POPULAR TRENDS OR ECONOMIC CONDITIONS CAUSE A DECLINE IN MARKET DEMAND FOR HEAVYWEIGHT CRUISER MOTORCYCLES. The base retail price of one of the Company's heavyweight cruiser motorcycles ranges from approximately $20,000 to $27,000. Motorcycles within this price range are luxury goods. Therefore, market demand for heavyweight cruisers such as those manufactured by the Company may be particularly susceptible to changes in popular trends and economic conditions. These economic factors include, among others:

-       employment levels;

-       business conditions;

-       interest rates;

-       general level of inflation; and

-       taxation rates.

     If such changes cause a decline in market demand for heavyweight cruiser motorcycles, the Company may not be able to maintain or increase its current level of sales.

     THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF IT DOES NOT CONTINUE TO EXPAND ITS DEALER NETWORK. Motorcycles manufactured by the Company are sold through approximately 94 independent Ultra motorcycle dealer locations as of March 23, 2001. The Company may not be able to maintain or increase its current level of sales if it does not continue to expand its dealer network, and there is no assurance that the Company will be able to do so.

     THE COMPANY'S COMPETITIVE POSITION WITHIN ITS NICHE OF THE HEAVYWEIGHT CRUISER MOTORCYCLE MARKET COULD SUFFER IF EXISTING COMPETITORS EXPAND OPERATIONS OR OTHER MOTORCYCLE MANUFACTURERS INSTITUTE SIMILAR PRODUCT OFFERINGS. The Company seeks to avoid direct competition with Harley-Davidson, which has the largest share of the heavyweight cruiser motorcycle market, by competing within a specialized niche. The Company's competitive strategy focuses on product performance and style, pricing and service. For example, the Company offers on all models, at no additional charge over base prices, customized features like polished or painted high-performance engines and a four-year, unlimited mileage protection plan. These features and benefits all combine to present an image that differentiate the rider from the Harley-Davidson consumer. The Company's main competitors within this niche of the heavyweight cruiser motorcycle market are Big Dog Motorcycles, Indian and American Iron Horse. In the event that the Company's existing competitors expand their manufacturing operations, or other motorcycle manufacturers institute product offerings on terms similar to those offered by the Company, the Company's competitive position within its niche of the heavyweight cruiser motorcycle market could suffer.

     THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK UNDERLYING OPTIONS AND WARRANTS MAY CAUSE SIGNIFICANT DILUTION OF EXISTING SHAREHOLDERS' INTERESTS. As of December 31, 2000, 1,490,583 warrants (including 400,000 warrants issued to FINOVA as described below) and 1,078,041 options were outstanding, of which 1,051,891 were fully vested. Under the terms of the agreement governing its $4.5 million term loan from FINOVA Mezzanine Capital, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the term loan, until such loan is paid in full, a warrant to purchase 200,000 additional shares of common stock at an exercise price equal to the greater of (1) $4.00, or (2) 80% of the average closing bid price of the common stock for the 20 days preceding such anniversary date. Since June 1998, the date of the FINOVA loan, the Company became obligated to issue a warrant to purchase 400,000 additional shares of Common Stock pursuant to the foregoing provision. The issuance in June 2000 of 200,000 warrants and the issue of 200,000 warrants in June 1999 brings the total warrants issued to FINOVA to 857,500 as of December 31, 2000. The issuance of additional shares of common stock upon exercise of the warrants and options described in this paragraph could result in significant dilution to existing security holders of the Company.

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

     THE COMPANY'S FAILURE TO COMPLY WITH VARIOUS REGULATORY APPROVALS AND GOVERNMENTAL REGULATIONS COULD NEGATIVELY IMPACT ITS OPERATIONS. The Company's motorcycles must comply with certain governmental approvals and certifications regarding noise, emissions and safety characteristics. The Company's failure to comply with these requirements could prevent it or delay it from selling its products which would have a significant negative impact on the Company's operations. See also the caption above entitled, "The Company may not have the resources to pay a civil penalty if one is imposed by the California State Air Resources Board."

     THE COMPANY'S QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY RESULT IN THE VOLATILITY OF ITS STOCK PRICE. The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of its control. These factors include:

-       the amount and timing of orders from dealers;

-       disruptions in the supply of key components and parts;

-       seasonal variations in the sale of our products; and

-       general economic conditions.

     For example, as discussed above under the risk factor entitled, "The Company relies heavily on third party parts suppliers and any significant adverse variation in quantity, quality or cost would negatively affect our operations," during the fourth quarter of 2000, one of the Company's suppliers of frames failed to timely deliver product as promised. Consequently, the Company was unable to meet its production schedule, resulting in a loss of revenue for the fourth quarter in the approximate amount of $1,500,000.

     Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this report on Form 10-KSB in Item 1 -- "Description of Business," and Item 6 - - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

    The Company's directors and executive officers consist of the following persons:


           NAME                                                                   OFFICE
           ----                                                                   ------
           Harold L. Collins...............................   President and Chief Executive Officer; Director
           John K. Russell.................................   Chairman of the Board; Director
           Humbert Powell..................................   Director
           Kenneth Schwartz................................   Director
           Anne Todd.......................................   Controller and Secretary


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

    HAROLD L. COLLINS, age 50, joined the Company in November 1998 as general counsel. In April 1999, the board of directors appointed Mr. Collins as a vice president of the Company. In February, 2000, the Board of Directors appointed Mr. Collins as a director to fill a vacancy on the board of directors, and in April 2000 the Board appointed Mr. Collins as interim Chief Operating Officer upon the resignation of Herm Rosenman, former President and CEO of the Company. In May 2000, the Board of Directors appointed Mr. Collins as the Chief Operating Officer of the Company, and on November 1, 2000, the Board appointed Mr. Collins as President and Chief Executive Officer. From 1977 until the time he joined the Company, Mr. Collins maintained a private law practice. His areas of practice included business litigation, consumer warranty litigation, personal injury litigation, family law and adversary proceedings in bankruptcy.

    JOHN K. RUSSELL, age 50, has been a director since May 1997. Mr. Russell is President of the Antique Dealers Association of America, Inc. and owns and operates a fine arts business. Mr. Russell has over twenty years of retail experience and an extensive background managing, supervising and consulting in motorcycle related businesses. Mr. Russell was appointed as Chairman of the Board in May 2000.

    HUMBERT POWELL, III, age 62, has been a director since December 1995. Mr. Powell has been an associate with Sanders, Morris and Harris, an investment banker and broker/dealer, since December 1996. Prior to joining Sanders, Morris and Mundy, Mr. Powell held a variety of positions in corporate finance and investment banking, including Chairman of Marleau, Lemire USA from 1995 to November 1996 and Senior Managing Director of Bear Stearns & Co. from 1984 to 1994. Mr. Powell also serves on the Board of Directors of Aperian, Inc.

    KENNETH SCHWARTZ, age 65, was appointed as a director in April 2000 to fill a vacancy on the board of directors. From 1990 to 1998, Mr. Schwartz served as a director of Deloitte & Touche LLP, an accounting and consulting firm. Mr. Schwartz is also a director of Prospect Medical Holdings, Inc., a company which manages and administers physician organizations.

    ANNE TODD, age 33, was named Controller and appointed corporate secretary in 1997. Ms. Todd was previously assistant controller for the Company from 1995 to 1997. Prior to joining the Company she was assistant controller for American Standard from 1993 to 1995.

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

    To the Company's knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to the Company by reporting persons during, and with respect to, its fiscal year ended December 31, 2000, and on a review of written representations from reporting persons to the Company that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered in all capacities during the fiscal years ended December 31, 2000, 1999 and 1998, respectively, to the Company's chief executive officer during the fiscal year ended December 31, 2000. No other executive officer earned salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2000. Where applicable, the figures set forth below have been adjusted to reflect the Company's reverse stock split effected as of February 5, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM COMPENSATION
                                                                                        -----------------------------------
                                                             ANNUAL COMPENSATION                               SECURITIES
                                                     --------------------------------       RESTRICTED         UNDERLYING
           NAME AND PRINCIPAL POSITION        YEAR        SALARY            BONUS          STOCK AWARDS       OPTIONS/SARS
           ---------------------------       ------  ---------------  ---------------   ------------------ ---------------
      Harold L. Collins, President and        2000       $182,644      $           0          $      0          50,000(2)
      Chief Executive Officer(1)              1999       $150,000      $           0          $      0               0
                                              1998       $ 12,500      $           0          $      0          30,000(3)

------------

(1) Harold L. Collins was appointed Vice President in April 1999. On April 3, 2000, the Board of Directors appointed Mr. Collins as interim Chief Operating Officer. In May 2000, the Board of Directors appointed Mr. Collins as the Chief Operating Officer of the Company and increased Mr. Collins' salary to $180,000 per annum, retroactive to April 1, 2000. In November 2000, the Board appointed Mr. Collins as President and Chief Executive Officer and increased his salary to $225,000 per annum, effective November 1, 2000. The Board also extended the term of Mr. Collins' employment agreement to October 31, 2002.

(2) In December 2000, the Company granted to Mr. Collins options to purchase 50,000 shares of the Company's Common Stock under the Ultra Motorcycle Company 2000 Stock Option Plan at an exercise price of $.28 per share. These options are immediately exercisable and expire in December 2007.

(3) In November 1998, the Company granted to Mr. Collins options to purchase 30,000 shares of the Company's common stock at an exercise price of $3.63 per share. 20,000 of these options have vested and the remaining 10,000 will become exercisable on November 15, 2001. All of the options expire in November 2003.

STOCK OPTIONS

    The following table sets forth certain information with respect to stock options granted to Harold Collins, President and Chief Executive Officer of the Company, during the fiscal year ended December 31, 2000. No other executive officer was awarded stock options during the year.


                        OPTION GRANTS IN THE FISCAL YEAR
                             ENDED DECEMBER 31, 2000

                                                      NUMBER OF        PERCENT OF
                                                     SECURITIES       TOTAL OPTIONS
                                                     UNDERLYING        GRANTED TO        EXERCISE
                                                       OPTIONS        EMPLOYEES IN         PRICE
          NAME                                         GRANTED            2000           ($/SHARE)     EXPIRATION DATE
          ----                                    ---------------  ------------------  ------------   ----------------
          Harold L. Collins....................         50,000(1)           100%         $   .28          12/21/07

------------

The following table sets forth certain information as to the fiscal year-end value of unexercised options of Harold L. Collins, the Company's President and Chief Executive Officer. Mr. Collins did not exercise any options during the fiscal year ended December 31, 2000.


                          AGGREGATE OPTION EXERCISES IN
      FISCAL YEAR ENDED DECEMBER 31, 2000 AND FISCAL YEAR-END OPTION VALUES


                                                                NUMBER OF SHARES                   VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                             SHARES                            OPTIONS AT 12/31/00                     AT 12/31/00(1)
                          ACQUIRED ON         VALUE   --------------------------------------  -----------------------------------
NAME                        EXERCISE        REALIZED      EXERCISABLE        UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----                    ---------------   ----------- ------------------  ------------------  ------------------ ----------------
Harold L. Collins.....         0               --           70,000               10,000                0                  0


----------

(1) The value of the Company's Common Stock for the purposes of the calculation was based upon the closing sales price for the Company's Common Stock on December 31, 2000, as reported by The OTC Bulletin Board, minus the exercise price.

EMPLOYMENT AGREEMENTS

    In November 1998, the Company entered into a three year employment agreement with Harold L. Collins, pursuant to which Mr. Collins originally was employed as the Company's general counsel at an initial annual salary of $150,000. Mr. Collins' salary is adjusted annually based on a review of his performance and the Company's financial condition at the time of such adjustment. The employment agreement provides that Mr. Collins shall be eligible to participate in such bonus plans, stock grant and stock option plans applicable to executive officers of the Company as may be established by the Board of Directors from time to time, pursuant to the terms of such plans. Upon termination upon a change of control, Mr. Collins is entitled to payment equal to six months salary, based on his then current rate of compensation. If he is terminated for any other reason, he is entitled to receive six months of severance pay if he has been employed for one year or less, and one year of severance pay if he has been employed for more than one year. In November 1998, the Company granted to Mr. Collins options to purchase 30,000 shares of the Company's common stock at an exercise price of $3.63 per share. 20,000 of these options have vested and the remaining 10,000 will become exercisable on November 15, 2001. All 30,000 options expire in November 2003. On April 3, 2000, the Board of Directors appointed Mr. Collins as interim Chief Operating Officer. In May 2000, the Board of Directors appointed Mr. Collins as the Chief Operating Officer of the Company and increased Mr. Collins' salary to $180,000 per annum, retroactive to April 1, 2000. In November 2000, the Board appointed Mr. Collins as President and Chief Executive Officer and increased his salary to $225,000 per annum, effective November 1, 2000. The Board also extended the term of Mr. Collins' employment agreement to October 31, 2002. In December 2000, the Board of Directors awarded Mr. Collins under the Company's Ultra Motorcycle Company 2000 Stock Option Plan, options to purchase 50,000 shares of Common Stock at an exercise price of $.28 per share. These options are immediately exercisable and expire in December 2007.

    COMPENSATION OF DIRECTORS

    In May 2000, the Board of Directors decided to award $2,500 per quarter, payable mid-period, to each of the Company's three outside directors: John Russell, Humbert Powell and Kenneth Schwartz. The directors also decided to grant an additional $1,000 per quarter to Mr. Russell in consideration of his services as Chairman of the Board. In addition, the Board decided to award $500 per meeting to members of the Audit Committee. Consistent with the foregoing payment schedule, Mr. Russell received a total of $7,000 in 2000 (consisting of two quarterly payments of $2,500 and $1,000, respectively) and has received $3,500 (consisting of one quarterly payment of $2,500 and $1,000, respectively) to date in 2001; Mr. Powell received a total of $5,000 in 2000 (consisting of two quarterly payments of $2,500) and has received $2,500 to date in 2001; and Mr. Schwartz received a total of $6,000 in 2000 (consisting of two quarterly payments of $2,500 and two $500 payments for attendance at audit committee meetings) and has received $2,500 to date in 2001;

    In October 2000, the directors awarded Mr. Russell an Ultra motorcycle as additional compensation for his past services as a member of the Board of Directors. The manufacturer's suggested retail price of this motorcycle was $24,500.

    In December 2000, the Company's shareholders approved the Ultra Motorcycle Company 2000 Stock Option Plan (the "2000 Plan") that authorized incentive stock options for employees (including officers and directors who are also employees) and non-qualified stock options for employees, officers, directors, consultants, independent contractors and advisers. A total of 1,000,000 shares were reserved for issuance under the 2000 Plan.

    In December 2000, the Company's outside directors -- John Russell, Humbert Powell and Kenneth Schwartz -- were each awarded under the 2000 Plan options to purchase 100,000 shares of Common Stock at an exercise price of $.28 per share. These options are immediately exercisable and expire in December 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding ownership of the Company's voting securities, which include its Common Stock and Series B Preferred Stock, as of March 27, 2001, by each director of the Company, the chief executive officer of the Company, each person known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and all of the directors and the chief executive officer of the Company as a group, excluding in each case rights under options or warrants not exercisable within 60 days. All persons named have sole voting power and investment power over their shares except as otherwise noted. The figures set forth below have been adjusted to reflect the Company's reverse stock split as of February 5, 1998.


                                                                                    AMOUNT AND
                                                                                     NAME OF
                                                  NAME AND ADDRESS OF               BENEFICIAL          PERCENT OF
             TITLE OF CLASS                        BENEFICIAL OWNER                  OWNERSHIP           CLASS(3)
             --------------            --------------------------------------    ----------------    -------------
             Common Stock              Humbert Powell, III(1)                         117,000(2)          1.3%
                                       712 Fifth Avenue, 11th Floor
                                       New York, NY 10019

             Common Stock              John K. Russell(4)                             117,000(2)          1.3%
                                       3810 Wacker Drive
                                       Mira Loma, CA 91752

             Common Stock              Harold L. Collins (5)                           70,000(2)            *
                                       3810 Wacker Drive
                                       Mira Loma, CA 91752

             Common Stock              Kenneth Schwartz(6)                            100,000(2)          1.1%
                                       3810 Wacker Drive
                                       Mira Loma, CA 91752

             Common Stock              Austost Anstalt Schaan                         694,263(7)          7.8%
                                       7440 Fuerstentum
                                       Lichenstein, Landstrasse 163

             Common Stock              Tusk Investments Inc.                          609,295(8)          6.8%
                                       P.O. Box 4603
                                       Zurich, Switzerland

             Common Stock              Directors and Officers as a Group              404,000             4.3%

             Series B Pfd. Stock       Mull Acres Investments, Inc.                   600,000            85.4%(9)(10)
                                       c/o Furman Selz
                                       230 Park Avenue
                                       New York, NY 10169

             Series B Pfd. Stock       Len Lichter                                    102,194             14.6%(11)(10)
                                       405 Park Avenue
                                       New York, NY 10022

             Series B Pfd. Stock       Directors and Officers as a Group                    0                0%(11)

------------

 * Represents less than 1% of the outstanding shares of Common Stock of the Company as of March 27, 2001.

(1)   Mr. Powell is a director of the Company.

(2)   Issuable upon exercise of currently exercisable options.

(3) Percent of class calculation based on 8,920,946 shares of Common Stock outstanding as of March 27, 2001, plus number of shares of Common Stock, if any, issuable to the named securityholders upon conversion of preferred stock and/or exercise of options and warrants exercisable within 60 days.

(4)   Mr. Russell is a director and Chairman of the Board of the Company.

(5) Mr. Collins is a director, President and Chief Executive Officer of the Company.

(6)   Mr. Schwartz is a director of the Company.

(7) Based on Amendment No. 2 to Schedule 13G dated March 27, 1999 filed by Austost Anstalt Schaan on April 7, 2000.

(7) Based on Amendment No. 1 to Schedule 13G dated October 31, 2000 filed by Tusk Investments Inc. on November 9, 2000.

(9) Represents 1.3% of the outstanding Common Stock of the Company as of February 23, 2001, assuming conversion of said 600,000 shares of Series B Preferred Stock to Common Stock on such date.

(10) Percent of class calculation based on 702,194 shares of Series B Preferred Stock outstanding as of March 27, 2001.

(11) Represents less than 1% of the outstanding Common Stock of the Company as of March 27, 2001, assuming conversion of said 102,194 shares of Series B Preferred Stock to Common Stock on such date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 1, 1998, Meyer, Duffy & Associates, Inc. ("Meyer Duffy"), a firm affiliated with Don Duffy, a former director of the Company, entered into a Consulting Agreement with the Company pursuant to the terms of which Meyer, Duffy agreed to provide the Company consulting services with respect to capital raising and providing industry research in exchange for a fee of $117,600 (payable in monthly installments of $4,900 over a period of two years) and warrants to purchase 25,000 shares of Common Stock of the Company with an exercise price of $4.00 per share. The Company made payments totaling $67,691 under the Consulting Agreement through August 1999. The Company ceased making payments under the agreement after August 1999 and the agreement was subsequently terminated.

    In November 1999, the Company obtained a loan in the amount of $300,000 from William Whalen, a former shareholder of the Company. The loan originally was evidenced by two promissory notes in the principal amounts of $200,000 and $100,000 respectively, each bearing interest at a rate of 12% per annum, and maturing on March 31, 2000. In January 2000, the notes were replaced by two amended and restated promissory notes in the principal amounts of $156,638 and $150,000, respectively. The amended and restated $156,638 note evidences $150,000 of the principal amount of the original $200,000 note, $4,338 of accrued interest on the original $200,000 note and $2,300 of accrued interest on the original $100,000 note. The amended and restated $150,000 note evidences the entire principal amount of the original $100,000 note, plus $43,362 of the original principal amount of the $200,000 note. Both the $156,638 and $150,000 amended and restated notes bore interest at a rate of 12% per annum and were scheduled to mature on March 31, 2000. Mr. Whalen subsequently assigned the amended and restated note in the amount of $150,000 to an entity called w3 Holdings, Inc. while continuing to hold the amended and restated $156,638 note. As described in detail in the Company's report on Form 10-QSB for the quarter ended September 30, 2000, in July 2000, the Company paid $195,000 in settlement of its obligations to pay principal and interest owing on the $150,000 note and on another $300,000 note held by w3 Holdings. Mr. Whalen has extended to March 2001 the maturity date of the $156,638 note, on which there was accrued approximately $22,350 in interest as of March 31, 2001. The Company is continuing to negotiate with Mr. Whalen to obtain an additional extension of the maturity date to an as of yet undetermined date.

    In May 1998, the Company entered into an agreement with Cana Capital Corporation, a company owned by Bruce Scott, a former director of the Company, pursuant to which Cana Capital would provide $1.5 million in floor financing for the Company's motorcycles. In April 1999, Cana Capital elected to terminate the flooring agreement. Thereafter, Cana Capital allowed the Company several months to pay off the balance on the floor financing. In approximately August 1999, a dispute arose between Cana Capital and the Company as to claims the Company had against Cana Capital, which offset part of the balance remaining on the floor financing. Cana Capital subsequently filed suit against the Company in the Circuit Court for the Fourth Judicial Circuit, Duval County, Florida. The Company defended the action and cross-complained against Cana Capital to offset the balance owed on the floor financing, which, according to the Company's records, was approximately $235,000 as of June 30, 2000. Advances under the Cana Capital line of credit had an interest rate of 2% over the prime rate if used to finance the acquisition of new vehicles, and 5% over the prime rate if used to finance the acquisition of used vehicles. As described in the Company's quarterly report for the quarter ended June 30, 2000, in July 2000 the Company successfully reached a global settlement agreement with Cana Capital, Mr. Scott and other companies affiliated with Mr. Scott which required payment by the Company to Cana Capital by July 31, 2000. On July 28, 2000, the Company fulfilled its obligations under the settlement agreement. In exchange for the payment, Cana Capital agreed to provide the Company the original title to motorcycles financed under the Cana Capital floor line and has dismissed its suits with prejudice. The global settlement agreement encompassed settlement of all disputes then existing between the Company and Mr. Scott's affiliated companies, including a dispute relating to a sublease agreement between the Company, as sublessor, and Big Bike of Daytona, Inc., as sublessee, with respect to premises used by Big Bike for the operation of an independent motorcycle retail business.

    In February 1999, the Company issued 16,000 shares of Common Stock to Mr. Scott in connection with the settlement of a dispute over the licensing of the Company's name in connection with the sale of apparel and accessories.

    The Company has entered into an employment agreement with Harold L. Collins, President and Chief Executive Officer of the Company. See Part III, Item 10 -- "Executive Compensation."

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

    In January 2000, the Company provided Herm Rosenman, the former President and Chief Executive Officer of the Company, with a non-bearing interest loan for $60,000. The loan was repaid in March 2000.

    During the fiscal year ended 1999, certain managers were awarded a motorcycle as additional compensation for 1998.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

    a. LIST OF EXHIBITS:


      EXHIBIT
       NUMBER                              DESCRIPTION
       ------                              -----------
        2.1     Agreement and Plan of Reorganization dated August 4, 1994 among
                HDL Communications Inc., Biker Dream, Inc. and the stockholders of HDL Communications, Inc., as amended by agreements dated
                November 11, 1994, February 3, 1995 and February 20, 1995.(1)
        2.2     Asset Purchase Agreement dated January 18, 2000 between Bikers
                Dream, Inc. and V-Twin Holdings, Inc.(12)
        2.3     Asset Purchase Agreement dated January 30, 1997 among the
                Company, Ultra Acquisition Corporation and Mull Acres
                Investments, Inc.(3)
        3.1     Articles of Incorporation, as amended, of the Company (formerly known as HDL Communications).(1)
        3.1.1   Certificate of Amendment of Articles of Incorporation dated June
                21, 1996.(4)
        3.1.2   Certificate of Correction of Certificate of Amendment of
                Articles of Incorporation dated July 25, 1997.(5)
        3.1.3   Certificate of Ownership of HDL Communications (now known as
                Ultra Motorcycle Company).(1)
        3.1.4   Certificate of Amendment of Articles of Incorporation dated
                January 15, 2001.
        3.1.5   Certificate of Determination of Series B Convertible Preferred
                Stock.(5)
        3.1.6   Certificate of Determination of Series C Convertible Preferred
                Stock.(7)


      EXHIBIT
       NUMBER                              DESCRIPTION
       ------                              -----------
        3.1.7   Certificate of Determination of Series D Convertible Preferred
                Stock.(10)
        3.2     Bylaws, as amended, of the Company.(1)
        4.1     Form of Certificate of Common Stock of the Company.(11)
        4.2     Articles of Incorporation of Company, as amended (included as
                Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5, 3.1.6 and 3.1.7).
        4.3     Bylaws, as amended, of the Company (included as Exhibit 3.2).
        4.4     Loan Agreement dated June 22, 1998 between Sirrom Capital
                Corporation d/b/a/ Tandem Capital (predecessor-in-interest to
                FINOVA Mezzanine Capital, Inc.) and the Company and Ultra
                Acquisition Corporation as Borrowers (included as Exhibit
                10.14).
        4.5     First Amendment to Loan Agreement and Loan Documents dated as of
                January 31, 2000 between FINOVA Mezzanine Capital Inc. and the
                Company and Ultra Motorcycle Company (f/k/a Ultra Acquisition
                Corporation) as Borrowers (included as Exhibit 10.15).
        10.1    Lease dated August 5, 1993 between the Company and McFadden
                Plaza.(1)
        10.2    Lease dated November 1, 1994 between the Company and Valley View
                Partnership.(1)
        10.3    Lease dated February 8, 1995 between the Lily Company and Jim
                Kinnicutt and Susan Rasmussen d/b/a Bikers Dream of
                Sacramento.(4)
        10.4    Lease dated October 30, 1996 between the Company and Inland
                Industries.(4).
        10.5    The 1995 Incentive Stock Option Plan of the Company, as
                amended.(2)+
        10.6    The 1995 Non-Qualified Stock Option Plan of the Company, as
                amended.(2)+
        10.7    The 1995 Non-Qualified Directors' Stock Option Plan of the
                Company, as amended.(2)+
        10.8    1998 Stock Compensation Plan.(9)+
        10.9    Bikers Dream, Inc. 1998 Stock Option Plan.(8)+ 10.10 Lease dated
                February 12, 1996 between Mull Acres Investments, Inc. and
                Lincoln Riverside Business Center.(4)
        10.11   Lease dated October 11, 1996 between Mull Acres Investments,
                Inc. and Lincoln Riverside Business Center.(4)
        10.12   Employment Agreement, dated as of November 1, 1998 between the
                Company and Harold L. Collins.(15)
        10.13   Form of Amendment to Employment Agreement dated November 1, 2000 between the Company and Harold Collins.
        10.14   Loan Agreement dated June 22, 1998 between Sirrom Capital
                Corporation d/b/a Tandem Capital (predecessor-in-interest to
                FINOVA Mezzanine Capital, Inc.) and the Company and Ultra
                Acquisition Corporation as Borrowers.(11)
        10.15   First Amendment to Loan Agreement and Loan Documents dated as of
                January 31, 2000 between FINOVA Mezzanine Capital Inc. and the
                Company and Ultra Motorcycle Company (f/k/a/ Ultra Acquisition
                Corporation) as Borrower.(15)
        10.16   12% Secured Promissory Note Due June 22, 2001 by the Company and
                Ultra Acquisition Corporation payable to the order of Sirrom
                Capital Corporation d/b/a Tandem Capital (now known as FINOVA
                Mezzanine Capital, Inc.).(11)
        10.17   Stock Purchase Warrant by the Company dated June 22, 1998 issued by the Company to Sirrom Capital Corporation d/b/a Tandem
                Capital (now known as FINOVA Mezzanine Capital, Inc.).(11)
        10.18   Registration Rights Agreement dated as of June 22, 1998 between the Company and Sirrom Capital Corporation d/b/a Tandem Capital
                (now known as FINOVA Mezzanine Capital, Inc.) (11)
        10.19   Stock Purchase Warrant by Bikers Dream, Inc. dated November 17,
                1997 issued by the Company to Sirrom Capital Corporation d/b/a
                Tandem Capital (now known as FINOVA Mezzanine Capital,
                Inc.).(11)
        10.20   Registration Rights Agreement dated as of November 17, 1997 between the Company and Sirrom Capital Corporation d/b/a Tandem
                Capital (now known as FINOVA Mezzanine Capital, Inc.).(11)
        10.21   Collateral Assignment of Promissory Note dated as of January 31,
                2000 between Bikers Dream, Inc. and FINOVA Mezzanine Capital
                Inc.(15)
        10.22   Pledge and Security Agreement dated as of January 31, 2000 between Bikers Dream, Inc. and FINOVA Mezzanine Capital Inc.(15)
        10.23   Lease dated as of January 15, 1999 between LDT Company, Carol M.
                Carson, David Carson and Tim Carson as


      EXHIBIT
       NUMBER                              DESCRIPTION
       ------                              -----------
                Partners and Bikers Dream International, together with addendum
                (relating to Mira Loma facilities).(11)
        10.24   Sublease dated as of January 15, 1999 between PrimeLine Products
                Company and Bikers Dream International and LDT Company, Carol M.
                Carson, David Carson and Tim Carson, together with addendum
                (relating to Mira Loma facilities).(11)
        10.25   Amended and Restated Promissory Note dated January 27, 2000 in the principal amount of $156,638 payable to Bill Whalen.(15)
        10.26   Form of Settlement Agreement and Release effective as of June 1,
                2000, by and between Bikers Dream, Inc. and w3 Holdings,
                Inc.(16)
        10.27   Form of Memorandum of Settlement Terms regarding action in
                Sacramento County Superior Court captioned James Kinnicutt, et
                al. v. Bikers Dream Inc.(16)
        10.28   Form of Settlement Agreement and General Release between James
                Kinnicutt, Susan Kinnicutt, Bikers Dream of Sacramento, Bikers
                Dream, Inc. and William Gresher.(16)
        10.29   Form of Settlement Agreement and General Release between TIG
                Insurance Company, Bikers Dream, Inc. and William and Sandra
                Gresher.(16)
        10.30   Form of Promissory Note dated July 20, 2000 by Bikers Dream,
                Inc. in favor of TIG Insurance Company in the principal sum of
                $67,062.(16)
        10.31   Form of Settlement Agreement as of July 2000 between Cana
                Capital Corporation, Bruce A. Scott and affiliated companies, on the one hand, and Bikers Dream, Inc., and Ultra Acquisition
                Corporation on the other hand and General Releases between the parties.(16)
        10.32   Ultra Motorcycle Company 2000 Stock Option Plan.(17)
        10.33   Extension dated December 19, 2000 of Maturity Date of Amended and Restated Promissory Note held by William Whalen.
        10.34   Settlement and Mutual General Release Agreement made and entered into on January 18, 2001 by and among Mull Acres Investments,
                Inc., Jeffrey H. Silvers, William Alden and Carl Vincent "Vini"
                Bergeman ("Cross-Defendants"), on the one hand, and Ultra
                Motorcycle Company, f/k/a Bikers Dream, Inc.
                ("Cross-Complainant") on the other hand.
        21.1    List of subsidiaries.(2)
        23.1    Consent of Independent Certified Public Accountants.

------------

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

(15) Previously filed as an exhibit to the Company's Form 10-KSB dated April 14, 2000 for the fiscal year ended December 31, 1999 filed with the Commission on April 14, 2000.

(16) Previously filed as an exhibit to the Company's report on Form 10-QSB for the fiscal quarter ended June 30, 2000 filed with the Commission on August 14, 2000.

(17) Previously filed as Appendix B to the Company's definitive proxy statement in connection with the Company's annual meeting of shareholders held on December 15, 2000 filed with the Commission on November 9, 2000.

+       A compensatory plan or arrangement.

b. REPORTS ON FORM 8-K.

    (1) Not applicable.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ULTRA MOTORCYCLE COMPANY

Dated:  April 17, 2001                 By:   /s/   Harold L. Collins
                                          -------------------------------------
                                            Harold L. Collins, President and
                                            Chief Executive Officer


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


                         NAME                                                    TITLE                                   DATE
                         ----                                                    -----                                   ----
/s/  Harold L. Collins                                   President and Chief Executive Officer,                     April 17, 2001
-----------------------------------------------------    and Director (Principal Executive Officer)
                   Harold L. Collins

/s/  Anne Todd                                           Controller                                                 April 17, 2001
-----------------------------------------------------    (Principal Financial and Accounting Officer)
                       Anne Todd

/s/  John Russell                                                                                                   April 17, 2001
-----------------------------------------------------
                     John Russell

/s/  Humbert Powell                                      Director                                                   April 17, 2001
-----------------------------------------------------
                    Humbert Powell

/s/  Kenneth Schwartz                                    Director                                                   April 17, 2001
-----------------------------------------------------
                   Kenneth Schwartz

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                              DESCRIPTION
       ------                              -----------
        2.1     Agreement and Plan of Reorganization dated August 4, 1994 among
                HDL Communications Inc., Biker Dream, Inc. and the stockholders of HDL Communications, Inc., as amended by agreements dated
                November 11, 1994, February 3, 1995 and February 20, 1995.(1)
        2.2     Asset Purchase Agreement dated January 18, 2000 between Bikers
                Dream, Inc. and V-Twin Holdings, Inc.(12)
        2.3     Asset Purchase Agreement dated January 30, 1997 among the
                Company, Ultra Acquisition Corporation and Mull Acres
                Investments, Inc.(3)
        3.1     Articles of Incorporation, as amended, of the Company (formerly known as HDL Communications).(1)
        3.1.1   Certificate of Amendment of Articles of Incorporation dated June
                21, 1996.(4)
        3.1.2   Certificate of Correction of Certificate of Amendment of
                Articles of Incorporation dated July 25, 1997.(5)
        3.1.3   Certificate of Ownership of HDL Communications (now known as
                Ultra Motorcycle Company).(1)
        3.1.4   Certificate of Amendment of Articles of Incorporation dated
                January 15, 2001.
        3.1.5   Certificate of Determination of Series B Convertible Preferred
                Stock.(5)
        3.1.6   Certificate of Determination of Series C Convertible Preferred
                Stock.(7)
        3.1.7   Certificate of Determination of Series D Convertible Preferred
                Stock.(10)
        3.2     Bylaws, as amended, of the Company.(1)
        4.1     Form of Certificate of Common Stock of the Company.(11)
        4.2     Articles of Incorporation of Company, as amended (included as
                Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5, 3.1.6 and 3.1.7).
        4.3     Bylaws, as amended, of the Company (included as Exhibit 3.2).
        4.4     Loan Agreement dated June 22, 1998 between Sirrom Capital
                Corporation d/b/a/ Tandem Capital (predecessor-in-interest to
                FINOVA Mezzanine Capital, Inc.) and the Company and Ultra
                Acquisition Corporation as Borrowers (included as Exhibit
                10.14).
        4.5     First Amendment to Loan Agreement and Loan Documents dated as of
                January 31, 2000 between FINOVA Mezzanine Capital Inc. and the
                Company and Ultra Motorcycle Company (f/k/a Ultra Acquisition
                Corporation) as Borrowers (included as Exhibit 10.15).
        10.1    Lease dated August 5, 1993 between the Company and McFadden
                Plaza.(1)
        10.2    Lease dated November 1, 1994 between the Company and Valley View
                Partnership.(1)
        10.3    Lease dated February 8, 1995 between the Lily Company and Jim
                Kinnicutt and Susan Rasmussen d/b/a Bikers Dream of
                Sacramento.(4)
        10.4    Lease dated October 30, 1996 between the Company and Inland
                Industries.(4).
        10.5    The 1995 Incentive Stock Option Plan of the Company, as
                amended.(2)+
        10.6    The 1995 Non-Qualified Stock Option Plan of the Company, as
                amended.(2)+
        10.7    The 1995 Non-Qualified Directors' Stock Option Plan of the
                Company, as amended.(2)+
        10.8    1998 Stock Compensation Plan.(9)+
        10.9    Bikers Dream, Inc. 1998 Stock Option Plan.(8)+
        10.10   Lease dated February 12, 1996 between Mull Acres Investments,
                Inc. and Lincoln Riverside Business Center.(4)
        10.11   Lease dated October 11, 1996 between Mull Acres Investments,
                Inc. and Lincoln Riverside Business Center.(4)
        10.12   Employment Agreement, dated as of November 1, 1998 between the
                Company and Harold L. Collins.(15)
        10.13   Form of Amendment to Employment Agreement dated November 1, 2000 between the Company and Harold Collins.
        10.14   Loan Agreement dated June 22, 1998 between Sirrom Capital
                Corporation d/b/a Tandem Capital (predecessor-in-interest to
                FINOVA Mezzanine Capital, Inc.) and the Company and Ultra
                Acquisition Corporation as Borrowers.(11)
        10.15   First Amendment to Loan Agreement and Loan Documents dated as of
                January 31, 2000 between FINOVA Mezzanine Capital Inc. and the
                Company and Ultra Motorcycle Company (f/k/a/ Ultra Acquisition
                Corporation)


      EXHIBIT
       NUMBER                              DESCRIPTION
       ------                              -----------
                as Borrower.(15)
        10.16   12% Secured Promissory Note Due June 22, 2001 by the Company and
                Ultra Acquisition Corporation payable to the order of Sirrom
                Capital Corporation d/b/a Tandem Capital (now known as FINOVA
                Mezzanine Capital, Inc.).(11)
        10.17   Stock Purchase Warrant by the Company dated June 22, 1998 issued by the Company to Sirrom Capital Corporation d/b/a Tandem
                Capital (now known as FINOVA Mezzanine Capital, Inc.).(11)
        10.18   Registration Rights Agreement dated as of June 22, 1998 between the Company and Sirrom Capital Corporation d/b/a Tandem Capital
                (now known as FINOVA Mezzanine Capital, Inc.) (11)
        10.19   Stock Purchase Warrant by Bikers Dream, Inc. dated November 17,
                1997 issued by the Company to Sirrom Capital Corporation d/b/a
                Tandem Capital (now known as FINOVA Mezzanine Capital,
                Inc.).(11)
        10.20   Registration Rights Agreement dated as of November 17, 1997 between the Company and Sirrom Capital Corporation d/b/a Tandem
                Capital (now known as FINOVA Mezzanine Capital, Inc.).(11)
        10.21   Collateral Assignment of Promissory Note dated as of January 31,
                2000 between Bikers Dream, Inc. and FINOVA Mezzanine Capital
                Inc.(15)
        10.22   Pledge and Security Agreement dated as of January 31, 2000 between Bikers Dream, Inc. and FINOVA Mezzanine Capital Inc.(15)
        10.23   Lease dated as of January 15, 1999 between LDT Company, Carol M.
                Carson, David Carson and Tim Carson as Partners and Bikers Dream
                International, together with addendum (relating to Mira Loma facilities).(11)
        10.24   Sublease dated as of January 15, 1999 between PrimeLine Products
                Company and Bikers Dream International and LDT Company, Carol M.
                Carson, David Carson and Tim Carson, together with addendum
                (relating to Mira Loma facilities).(11)
        10.25   Amended and Restated Promissory Note dated January 27, 2000 in the principal amount of $156,638 payable to Bill Whalen.(15)
        10.26   Form of Settlement Agreement and Release effective as of June 1,
                2000, by and between Bikers Dream, Inc. and w3 Holdings,
                Inc.(16)
        10.27   Form of Memorandum of Settlement Terms regarding action in
                Sacramento County Superior Court captioned James Kinnicutt, et
                al. v. Bikers Dream Inc.(16)
        10.28   Form of Settlement Agreement and General Release between James
                Kinnicutt, Susan Kinnicutt, Bikers Dream of Sacramento, Bikers
                Dream, Inc. and William Gresher.(16)
        10.29   Form of Settlement Agreement and General Release between TIG
                Insurance Company, Bikers Dream, Inc. and William and Sandra
                Gresher.(16)
        10.30   Form of Promissory Note dated July 20, 2000 by Bikers Dream,
                Inc. in favor of TIG Insurance Company in the principal sum of
                $67,062.(16)
        10.31   Form of Settlement Agreement as of July 2000 between Cana
                Capital Corporation, Bruce A. Scott and affiliated companies, on the one hand, and Bikers Dream, Inc., and Ultra Acquisition
                Corporation on the other hand and General Releases between the parties.(16)
        10.32   Ultra Motorcycle Company 2000 Stock Option Plan.(17)
        10.33   Extension dated December 19, 2000 of Maturity Date of Amended and Restated Promissory Note held by William Whalen.
        10.34   Settlement and Mutual General Release Agreement made and entered into on January 18, 2001 by and among Mull Acres Investments,
                Inc., Jeffrey H. Silvers, William Alden and Carl Vincent "Vini"
                Bergeman ("Cross-Defendants"), on the one hand, and Ultra
                Motorcycle Company, f/k/a Bikers Dream, Inc.
                ("Cross-Complainant") on the other hand.
        21.1    List of subsidiaries.(2)
        23.1    Consent of Independent Certified Public Accountants.

------------

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

(18) Previously filed as an exhibit to the Company's Form 10-QSB for the fiscal quarter ended September 30, 1999 filed with the Commission on November 22, 1999.

(19) Previously filed as an exhibit to the Company's Form 10-KSB dated April 14, 2000 for the fiscal year ended December 31, 1999 filed with the Commission on April 14, 2000.

(20) Previously filed as an exhibit to the Company's report on Form 10-QSB for the fiscal quarter ended June 30, 2000 filed with the Commission on August 14, 2000.

(21) Previously filed as Appendix B to the Company's definitive proxy statement in connection with the Company's annual meeting of shareholders held on December 15, 2000 filed with the Commission on November 9, 2000.

+       A compensatory plan or arrangement.

                            ULTRA MOTORCYCLE COMPANY
                          (FORMERLY BIKERS DREAM, INC.)
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                               DECEMBER 31, 2000
================================================================================


                                                                     Page
                                                                    -------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                     2 - 3

      Consolidated Statements of Operations                          4 - 5

      Consolidated Statements of Shareholders' Equity                6 - 7

      Consolidated Statements of Cash Flows                          8 - 10

      Notes to Consolidated Financial Statements                    11 - 44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Ultra Motorcycle Company
(formerly Bikers Dream, Inc.)

We have audited the accompanying consolidated balance sheet of Ultra Motorcycle Company (formerly Bikers Dream, Inc.) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultra Motorcycle Company (formerly Bikers Dream, Inc.) and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, several matters affecting the Company raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2000, the Company's current liabilities exceeded its current assets by $1,489,979. In addition, as described in Note 10, on March 28, 2001, the maturity of the Company's $4,500,000 note payable was accelerated, and the note became due and payable in full. The maturity date of the note payable was accelerated as a result of the Company not making a required interest payment of approximately $136,000 that was due March 1, 2001. As of March 28, 2001, the Company has been unable to refinance the note payable and will not have the resources to repay the note unless additional debt or equity financing is obtained. Further, as described in Note 8, the Company has a pending lawsuit with the California State Air Resources Board, which management believes the range of loss in connection with the lawsuit to be uncertain. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 5, 2001, except for
   Notes 10 and 16, as to which the date is March 28, 2001.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2000
================================================================================



                                           ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                      $  118,900
      Accounts receivable, net of allowance for doubtful accounts of $3,620           1,116,292
      Other receivables, net of allowance for doubtful accounts of $37,980               49,867
      Note receivable                                                                   122,425
      Current portion of note receivable - related party                                187,500
      Inventories                                                                     3,870,601
      Marketable securities - related party, net of impairment loss of $234,000         266,000
      Prepaid expenses and other current assets                                         150,767
                                                                                     ----------

                Total current assets                                                  5,882,352

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
      amortization of $817,531                                                          712,605
NOTE RECEIVABLE - RELATED PARTY, net of current portion and unamortized
      discount of $101,198                                                              711,302
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of accumulated
      amortization of $813,468                                                        2,205,887
DEBT ISSUANCE COSTS                                                                      26,963
DEPOSITS AND OTHER ASSETS                                                               175,000
                                                                                     ----------

                               TOTAL ASSETS                                          $9,714,109
                                                                                     ==========

The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2000
================================================================================


                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Note payable - related party                                                        $    156,638
      Current portion of notes payable                                                       4,529,267
      Current portion of capital lease obligations                                              47,238
      Accounts payable                                                                       1,090,832
      Accrued liabilities                                                                    1,086,662
      Accrued warranty reserves                                                                461,694
                                                                                          ------------

           Total current liabilities                                                         7,372,331

NOTES PAYABLE, less current portion                                                             36,500
CAPITAL LEASE OBLIGATIONS, less current portion                                                 65,127
                                                                                          ------------

                Total liabilities                                                            7,473,958
                                                                                          ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Series A convertible preferred stock, no par value
           Aggregate liquidation preference of $175,000
                30 shares authorized
                no shares issued and outstanding                                                    --
      Series B convertible preferred stock, no par value
           Cumulative dividends, aggregate liquidation preference of
                $702,194 per share; 8,000,000 shares authorized
                702,194 shares issued and outstanding                                          702,194
      Series C convertible preferred stock, no par value
           Cumulative dividends, aggregate liquidation preference of $25,000
                300 shares authorized
                no shares issued and outstanding                                                    --
      Series D convertible preferred stock, $0.01 par value and stated value of $1,000
                Cumulative dividends, aggregate liquidation preference of $1,780,000
                     3,500 shares authorized
                     no shares issued and outstanding                                               --
      Common stock, no par value
           25,000,000 shares authorized
           8,925,782 issued and outstanding                                                 25,335,964
      Accumulated deficit                                                                  (23,798,007)
                                                                                          ------------

                          Total shareholders' equity                                         2,240,151
                                                                                          ------------

                               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  9,714,109
                                                                                          ============

The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE YEARS ENDED DECEMBER 31, 2000
================================================================================



                                                                                2000               1999
                                                                            ------------       ------------
REVENUES                                                                    $ 27,614,231       $ 22,308,983

COST OF GOODS SOLD                                                            22,764,832         18,251,001
                                                                            ------------       ------------

GROSS PROFIT                                                                   4,849,399          4,057,982
                                                                            ------------       ------------

EXPENSES
      Selling, general, and administrative expenses                            4,226,923          5,289,597
      Depreciation and amortization                                              550,709            508,816
                                                                            ------------       ------------

           Total expenses                                                      4,777,632          5,798,413
                                                                            ------------       ------------

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                                71,767         (1,740,431)
                                                                            ------------       ------------

OTHER INCOME (EXPENSE)
      Interest expense                                                          (683,951)          (796,639)
      Interest income                                                             98,339                 --
      Other income (expense) from litigation and settlements                     623,000           (813,000)
      Gain on sale of technology                                                  96,000                 --
      Impairment loss on marketable securities - related party                  (234,000)                --
      Gain on disposal of property and equipment                                   3,802                 --
      Other income, net                                                            6,102              5,731
                                                                            ------------       ------------

           Total other income (expense)                                          (90,708)        (1,603,908)
                                                                            ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED
      OPERATIONS, EXTRAORDINARY ITEM, AND BENEFICIAL
      CONVERSION ON PREFERRED STOCK                                              (18,941)        (3,344,339)

PROVISION FOR INCOME TAXES                                                         4,800                800
                                                                            ------------       ------------

LOSS BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY ITEM,
      AND BENEFICIAL CONVERSION ON PREFERRED STOCK                               (23,741)        (3,345,139)

LOSS ON DISCONTINUED OPERATIONS
      Loss on discontinued operations, net of provision for income
           taxes of $0 and $0                                                   (268,824)          (532,050)
      Loss on disposal of Retail Division, net of provision for income
           taxes of $0                                                                --         (1,782,144)
                                                                            ------------       ------------


The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE YEARS ENDED DECEMBER 31, 2000
================================================================================



                                                                                 2000               1999
                                                                            ------------       ------------
LOSS BEFORE EXTRAORDINARY ITEM AND BENEFICIAL CONVERSION
      ON PREFERRED STOCK                                                    $   (292,565)      $ (5,659,333)

EXTRAORDINARY ITEM
      Gain on extinguishment of debt - related party, net of income
           taxes of $0                                                           366,000                 --
                                                                            ------------       ------------

INCOME (LOSS) BEFORE BENEFICIAL CONVERSION                                        73,435         (5,659,333)

BENEFICIAL CONVERSION FEATURE GRANTED ON PREFERRED STOCK                              --           (394,854)
                                                                            ------------       ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                          $     73,435       $ (6,054,187)
                                                                            ============       ============


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
      From continuing operations                                            $         --       $      (0.72)
      From discontinued operations                                                 (0.03)             (0.45)
      From extraordinary item                                                       0.04                 --
                                                                            ------------       ------------

           TOTAL BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                $       0.01       $      (1.17)
                                                                            ============       ============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING                       $  8,457,167       $  5,183,186
                                                                            ============       ============

The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2000
================================================================================

                                                       Additional
                                Series A, B, C, and D   Paid-In
                                Convertible Preferred    Capital
                                        Stock           Series D         Common Stock
                                ---------------------   Preferred    ----------------------  Subscriptions Accumulated
                                  Shares      Amount     Stock        Shares       Amount      Receivable    Deficit        Total
                                ----------  ---------   ---------    ---------   -----------  ----------   ------------   ----------
BALANCE, DECEMBER 31, 1998        702,195   $ 859,694   $      --    5,112,926   $22,642,205  $  (90,000)  $(17,594,705)  $5,817,194
CASH RECEIVED ON
   SUBSCRIPTIONS RECEIVABLE                                                                       90,000                      90,000
PRIVATE PLACEMENTS, net of
   offering costs                   2,060          21   1,664,811                                                          1,664,832
ACCRUED LIABILITIES
   CONVERTED TO EQUITY                                                  16,000       60,000                                   60,000
CONVERSION OF SERIES A
   PREFERRED STOCK                     (1)   (157,500)                  23,334      157,500                                       --
CONVERSION OF SERIES A
   PREFERRED STOCK DIVIDEND                                             12,570       52,500                                   52,500
CONVERSION OF SERIES D
   PREFERRED STOCK                   (280)         (3)   (226,285)     508,457      226,288                                       --
CONVERSION OF SERIES D
   PREFERRED STOCK DIVIDEND                                             20,109       11,301                                   11,301
EXERCISE OF SERIES C WARRANTS
   FOR CASH, net of costs                                               25,000      117,000                                  117,000
EXERCISE OF SERIES E WARRANTS
   FOR CASH                                                              1,000        5,000                                    5,000
EXERCISE OF SERIES F WARRANTS
   FOR CASH                                                              7,500       37,500                                   37,500

The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2000
================================================================================


                                                        Additional
                                Series A, B, C, and D   Paid-In
                                Convertible Preferred    Capital
                                        Stock           Series D         Common Stock
                                ---------------------   Preferred    ----------------------  Subscriptions Accumulated
                                  Shares      Amount      Stock       Shares       Amount      Receivable    Deficit       Total
                                ----------  ---------   ----------   ---------   -----------  ----------   ------------  ----------
CANCELLATION OF COMMON
   SHARES                                   $           $              (1,000)   $    (5,000) $            $             $   (5,000)
ISSUANCE OF 100,000 STOCK
   OPTIONS FOR CONSULTING
   SERVICES RENDERED                                                                  25,000                                 25,000
CONTRIBUTED CAPITAL BY A
   RELATED PARTY                                                                     107,656                                107,656
ISSUANCE OF PREFERRED
   STOCK WITH A BENEFICIAL
   CONVERSION FEATURE                                                                394,854                  (394,854)          --
DIVIDENDS ACCRUED ON
   PREFERRED STOCK                                                                                            (149,226)    (149,226)
NET LOSS                                                                                                    (5,659,333)  (5,659,333)
                                ----------  --------    ----------   ---------   -----------  ----------   ------------  ----------

BALANCE, DECEMBER 31, 1999         703,974   702,212     1,438,526   5,725,896    23,831,804          --   (23,798,118)   2,174,424
CONVERSION OF SERIES D
   PREFERRED STOCK                  (1,780)      (18)   (1,438,526)  3,085,892     1,438,544                                     --
CONVERSION OF SERIES D
   PREFERRED STOCK DIVIDEND                                            113,994        65,616                                 65,616
DIVIDENDS ACCRUED ON
   PREFERRED STOCK                                                                                             (73,324)     (73,324)
NET INCOME                                                                                                      73,435       73,435
                                ----------  ---------   ----------   ---------   -----------  ----------   ------------  ----------
BALANCE, DECEMBER 31, 2000         702,194  $702,194    $       --   8,925,782   $25,335,964  $       --   $(23,798,007) $2,240,151
                                ==========  ========    ==========   =========   ===========  ==========   ============  ==========

The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED DECEMBER 31, 2000
================================================================================



                                                                                2000               1999
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                     $     73,435       $ (5,659,333)
      Deduct loss on discontinued operations and loss on disposal
           of Retail Division                                                    268,824          2,314,194
                                                                            ------------       ------------

      Net income (loss) from continuing operations                               342,259         (3,345,139)
      Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities
                Gain on sale of equipment                                         (3,802)                --
                Depreciation and amortization                                    550,709            508,816
                Amortization of discount on note receivable                      (78,416)                --
                Accrued interest income on note receivable                        (8,682)                --
                Amortization of loan costs                                        53,925                 --
                Issuance of common stock for services rendered                        --             25,000
                Extinguishment of debt - related party                          (366,000)                --
                Other income (expense) from litigation and settlements          (623,000)           813,000
                Gain on sale of technology                                       (96,000)                --
                Impairment loss on marketable securities                         234,000                 --
      (Increase) decrease in
           Accounts receivable                                                 1,134,647            384,510
           Other receivables                                                       4,308            (11,077)
           Inventories                                                           185,393           (464,108)
           Prepaid expenses and other current assets                             109,512            (19,183)
           Deposits and other assets                                             (32,587)          (122,560)
      Increase (decrease) in
           Accounts payable                                                   (1,436,635)           602,286
           Accrued liabilities                                                  (259,351)           675,204
           Accrued warranty reserves                                             (31,789)           276,849
           Accrued legal and settlement costs                                   (190,000)                --
                                                                            ------------       ------------

Net cash used in continuing operating activities                                (511,509)          (676,402)
Net cash used in discontinued operating activities                              (301,122)          (561,048)
                                                                            ------------       ------------

Net cash used in operating activities                                           (812,631)        (1,237,450)
                                                                            ------------       ------------

The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED DECEMBER 31, 2000
================================================================================


                                                                               2000               1999
                                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Cash received on note receivable                                      $     28,100       $         --
      Purchase of property and equipment                                         (56,833)          (430,893)
      Cash received upon sale of property and equipment                           16,000                 --
      Sale of marketable securities                                                   --            200,634
      Other                                                                           --              4,978
                                                                            ------------       ------------

Net cash used in continuing investing activities                                 (12,733)          (225,281)
Net cash used in discontinued investing activities                                    --           (211,882)
                                                                            ------------       ------------

Net cash used in investing activities                                            (12,733)          (437,163)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes payable                                                 (152,676)          (174,297)
      Payments on capital lease obligations                                      (91,954)           (66,929)
      Proceeds from notes payable - related parties                                   --            300,000
      Payments on notes payable - related parties                               (195,000)                --
      Payments on financing agreements - related party, net                      (50,887)        (1,177,087)
      Debt issuance costs                                                             --             88,645
      Exercise of Series C warrants                                                   --            112,000
      Exercise of Series E warrants                                                   --              5,000
      Exercise of Series F warrants                                                   --             37,500
      Additional paid-in capital received from related parties                        --            107,656
      Payment on subscriptions receivable                                             --             90,000
      Private placements, net of offering costs                                       --          1,664,832
                                                                            ------------       ------------

Net cash provided by (used in) continuing financing activities                  (490,517)           987,320
Net cash provided by discontinued financing activities                                --          1,432,395
                                                                            ------------       ------------

Net cash provided by (used in) financing activities                             (490,517)         2,419,715
                                                                            ------------       ------------

Net increase (decrease) in cash and cash equivalents                          (1,315,881)           745,102

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,434,781            689,679
                                                                            ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $    118,900       $  1,434,781
                                                                            ============       ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
For the years ended December 31, 2000 and 1999, approximately $632,000 and $747,000, respectively, of cash was paid for interest expense.

The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED DECEMBER 31, 2000
================================================================================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 2000, as part of the consideration of the sale of its Retail Division, the Company received a note receivable $820,386, net of its discount, and marketable securities of $500,000.

During the year ended December 31, 2000, the Company extinguished notes payable to a related party of $450,000 and accrued interest thereon of $111,000 with a $195,000 cash payment, thereby recognizing $366,000 of income from the extinguishment of debt, which is treated as an extraordinary item.

During the year ended December 31, 2000, the Company received a $300,000 note receivable in connection with an agreement related to the reimbursement of advances of $204,000 and the sale of rights of certain technology. In addition to cash payments made on the note, the note was also reduced by $158,157 for payments in trade.

During the years ended December 31, 2000 and 1999, the Company paid dividends of $65,616 and $63,801, respectively, by issuing 113,994 and 32,679 shares, respectively, of common stock.

During the years ended December 31, 2000 and 1999, the Company entered into capital lease obligations of $81,341 and $163,198, respectively.

During the years ended December 31, 2000 and 1999, the Company converted 1,780 and 280 shares of Series D convertible preferred stock, respectively, into 3,085,892 and 508,457 shares of common stock, respectively.

During the year ended December 31, 2000, the Company disposed of property and equipment in exchange for prepaid assets of $20,000 and an assumption of a capital lease obligation of $29,930.

During the year ended December 31, 2000, pursuant to the terms of a settlement agreement, the Company transferred title of motorcycles with an approximate aggregate fair value of $258,200 as repayment for the outstanding advances owed on a financing agreement with a related party.

During the year ended December 31 1999, the Company converted accrued liabilities of $60,000 into 16,000 shares of common stock.

During the year ended December 31, 1999, the Company converted one share of Series A convertible preferred stock into 23,334 shares of common stock.

During the year ended December 31, 1999, the Company transferred an automobile with a net book value of $34,929 to a related party who also assumed the lease obligation of


The accompanying notes are an integral part of these financial statements.

approximately the same amount.


The accompanying notes are an integral part of these financial statements.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

           Line of Business and Business Change
           Ultra Motorcycle Company ("UMC") (formerly Bikers Dream, Inc.) manufactures and sells heavyweight cruiser motorcycles to dealerships throughout the United States. UMC also operated a Retail Division from 1990 to January 2000 that sold motorcycles, parts and accessories, and services to consumers through company-owned retail stores. However, as discussed in Note 2, the Retail Division was sold on January 31, 2000. Effective January 17, 2001, UMC's name was changed from Bikers Dream, Inc. to Ultra Motorcycle Company.

           Organization
           On March 13, 1995, UMC acquired a publicly-traded dormant entity formerly known as HDL Communications ("HDL"), which was incorporated in California in October 1985. After the acquisition, UMC was merged into HDL, and HDL changed its name to Bikers Dream, Inc. At the time of the acquisition, there was no active trading market for UMC's stock, and management of UMC and HDL determined in an arm's length negotiation that the market value of the combined entities was approximately $4,000,000 (or approximately $5 per share), which was evidenced by the number of shares issued (820,000) in connection with the acquisition as follows:

           -    660,000 shares to former UMC shareholders
           -    60,000 shares to former HDL shareholders
           - 100,000 shares to holders of $500,000 of convertible notes of HDL, who converted them into shares of UMC at a price of $5 per share immediately prior to the closing of the acquisition

           At the time of the merger, HDL's assets and liabilities consisted of a note receivable of $500,000 from UMC and notes payable in the amount of $500,000. As the notes were converted into shares concurrent with the acquisition, the 60,000 shares issued to former HDL shareholders were issued in consideration for the public entity HDL. The substance of the transaction was a recapitalization of UMC's shares for those of HDL's shares.

           In September 1996, UMC entered into an agreement with Mull Acres Investments, Inc. ("Mull Acres") to become a member of Ultra Bikers, LLC, a newly-formed California limited liability company (the "LLC"). UMC contributed $1,525,000 in cash for a 49% interest in the LLC, and Mull Acres received a 51% interest for its expertise in the business of manufacturing, distributing, and selling custom motorcycles.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION (CONTINUED)

           Organization (Continued)
           UMC's investment in the LLC was loaned to the Ultra Kustom Cycles division ("UKC") of Mull Acres to be used to manufacture motorcycles and related parts and accessories. UKC sold the motorcycles and related parts and accessories to the LLC at cost, and the LLC then sold the motorcycles to UMC and unrelated parties. The operations of UKC began substantially on September 19, 1996 after receiving the necessary capital from the LLC to fund its production activities.

           On January 30, 1997, through its newly-created subsidiary, Ultra Acquisition Corporation, UMC entered into an Asset Purchase Agreement with Mull Acres to purchase the net assets, which included the employee base and manufacturing expertise, of UKC for $3,800,000, which consisted of $1,100,000 in cash and a note payable of $2,700,000. After the close of the transaction, the LLC was dissolved, and UMC owned all of the assets of UKC. The acquisition of UKC was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of the acquisition.

           The estimated fair value of the assets purchased and liabilities assumed at the acquisition date is summarized as follows:

Property and equipment                                  $   310,270
Other assets                                                108,928
Excess cost over fair value of net assets acquired        3,749,355
Other liabilities                                          (368,553)
                                                        -----------

     PURCHASE PRICE                                     $ 3,800,000
                                                        ===========


           On June 30, 1997, UMC and Mull Acres entered into an agreement (the "Note Conversion Agreement"). Under the terms of the Note Conversion Agreement, Mull Acres agreed to exercise 274,000 of its then outstanding stock options to purchase UMC's common stock in satisfaction of $1,370,000 of the note payable and to accept 1,330,000 of UMC's Series B convertible preferred stock in satisfaction of the remaining principal balance due under the note payable.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION (CONTINUED)

           Organization (Continued)
           In addition, on October 7, 1997, UMC, Mull Acres, and several individuals affiliated with Mull Acres entered into another agreement (the "Mutual Release and Settlement Agreement"). Under the terms of the Mutual Release and Settlement Agreement, certain terms of the Asset Purchase Agreement and Note Conversion Agreement were clarified and modified. Some of the terms that were clarified and modified related to non-competition, non-solicitation of customers, and non-interference with UMC's employees by Mull Acres and certain specified individuals affiliated with Mull Acres. To secure Mull Acres and the individuals affiliated with Mull Acres performance under the Mutual Release and Settlement Agreement, 730,000 shares of Series B convertible preferred stock were retained by UMC in escrow. Upon the completion of the Mutual Release and Settlement Agreement, UMC reduced the excess cost over fair market value by $730,000, the book value of the preferred shares, and effectively retired the preferred shares.

           In April 1998, management of UMC and its legal counsel concluded that the individuals affiliated with Mull Acres violated the terms of the Mutual Release and Settlement Agreement sufficiently enough to allow UMC to reacquire the 730,000 shares of Series B convertible preferred stock that were retained in escrow. In January 2001, UMC, Mull Acres, and several individuals affiliated with Mull Acres entered into a settlement agreement to resolve certain disputes between them. As part of this settlement agreement, Mull Acres relinquished and disclaimed any rights to the 730,000 shares of Series B convertible preferred stock that were reacquired by UMC.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation
           The consolidated financial statements include the accounts of Ultra Motorcycle Company and all of its wholly owned subsidiaries, including the accounts of Ultra Motorcycle Corporation, Ultra Motorcycle Company (a Nevada corporation), Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc., and Bikers Dream Eagle Enterprises (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Going Concern and Basis of Presentation
           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, several matters affecting the Company raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2000, the Company's current liabilities exceeded its current assets by $1,489,979. In addition, as described in Note 10, on March 28, 2001, the maturity of the Company's $4,500,000 note payable was accelerated, and the note became due and payable in full. The maturity date of the note payable was accelerated as a result of the Company not making a required interest payment of approximately $136,000 that was due March 1, 2001. The note is secured by a first lien on all of the Company's assets, and the creditor has remedies for non-payment under the note agreement, which include foreclosure on the Company's assets. As of March 28, 2001, the Company has been unable to refinance the note payable and will not have the resources to repay the note unless additional debt or equity financing is obtained. Further, as described in Note 8, the Company has a pending lawsuit with the California State Air Resources Board, which management believes the range of loss in connection with the lawsuit to be uncertain.

           The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company.

           Management plans to maintain the Company as a going concern by obtaining additional debt financing or equity financing. There is no certainty whether management of the Company will be successful in achieving this plan.

           Revenue Recognition
           Revenue from the sale of motorcycles is recognized upon shipment to the customer.

           Advertising Costs
           Costs associated with the placement of advertisements in various periodicals are expensed when the advertisement is run. Advertising costs for the years ended December 31, 2000 and 1999 were $367,958 and $651,134, respectively.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           Net Earnings (Loss) Per Share
           The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing the net income
           (loss) by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

           Cash and Cash Equivalents
           For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           Inventories
           Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method for finished motorcycles and work-in-process inventories and the first-in, first-out method for parts inventories. Finished goods include capitalized overhead costs, which include primarily labor.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Marketable Securities - Related Party
           Marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities at December 31, 2000 consisted of equity securities that were acquired in connection with the sale of its Retail Division. Management has classified these marketable securities as available-for-sale under the provisions of SFAS No. 115. Accordingly, these marketable securities are stated at market value as determined by the lower of the repurchase price of the securities or the market value as determined by the most recently traded price of each security at the balance sheet date. Any unrealized gains and losses on the marketable securities classified as available-for-sale are reported as a separate component of shareholders' equity, net of tax. When an other-than-temporary impairment loss on an individual security classified as an available-for-sale security is considered to have occurred, the cost basis of the individual security is written down, and such a write-down is recorded in earnings.

           Property and Equipment
           Property and equipment, including capitalized leases, are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is less, as follows:

                     Furniture and fixtures                  7 years
                     Equipment                               7 years
                     Computers                               5 years
                     Autos and trucks                        7 years
                     Leasehold improvements                  7 years


           Concentrations with Vendors
           For the years ended December 31, 2000 and 1999, the Company purchased certain motorcycle parts primarily from a single vendor. There could be a negative economic impact to the Company if conditions arise so that the Company could no longer purchase the certain parts from the vendor.

           Financial Instruments with Concentrations of Credit or Market Risk Financial instruments that potentially subject the Company to concentrations of credit or market risk are as follows:

           Cash and Cash Equivalents
           The Company maintains cash at several banks, and at times deposits will be in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Financial Instruments with Concentrations of Credit or Market Risk (Continued)

           Receivables
           The Company sells to dealers throughout the United States. However, at December 31, 2000, one dealer accounted for 20% of the Company's accounts receivable balance. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

           Marketable Securities - Related Party and Note Receivable - Related Party At December 31, 2000, the Company had 83,333 shares of V-Twin Holdings, Inc. ("V-Twin")'s common stock, which had a carrying value of $266,000, net of an impairment reserve of $234,000, and a $1,000,000 note receivable from V-Twin, which had a carrying value of $898,802, net of the unamortized discount. Full realization of the V-Twin common stock is dependent upon V-Twin's stock price maintaining above at least $6 per share. Subsequent to December 31, 2000, the per share price of the V-Twin common stock significantly decreased. As described in Note 6, an impairment loss on the V-Twin common stock was recognized as of December 31, 2000. Full realization of the $1,000,000 note receivable is dependent upon V-Twin's ability to make the scheduled payments. However, management believes there are no issues concerning V-Twin's ability to make the scheduled payments, and that the security agreement that the Company has with V-Twin reduces any such credit risk. As such, an impairment loss has not been recognized on the note receivable as of December 31, 2000.

           Financial Instruments with Off-Balance-Sheet Risk
           Most of the Company's dealers have floor plan agreements through one lending institution for the motorcycles purchased from the Company. The dealers are obligors of these floor plan agreements and are responsible for all principal and interest of the floor plan agreements. However, the Company has entered into a standard repurchase agreement with the lending institution of these floor plan agreements that requires the Company to repurchase the motorcycles at the wholesale prices in the event that the dealer defaults on its floor plan agreement and the motorcycles purchased under the floor plan agreement are repossessed by the lender. Since August 1997, the Company has only repurchased 13 motorcycles under these agreements. Management of the Company has estimated that its contingent liability under these repurchase agreements to be approximately $5,363,000 as of December 31, 2000.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           Warranty Expenses
           Estimated future warranty obligations related to motorcycles and parts are provided by charges to operations in the period in which the related revenue from the sales of motorcycles or parts is recognized.

           Fair Value of Financial Instruments
           The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

           Excess of Cost over Fair Value of Net Assets Acquired
           The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized on a straight-line basis over 15 years. For the years ended December 31, 2000 and 1999, amortization expense was $199,020 and $184,494, respectively. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of December 31, 2000, the Company has not recognized any impairment losses.

           Comprehensive Income
           The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Recently Issued Accounting Pronouncements
           In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

           In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

           In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

           In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

           In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

           Discontinued Operations
           On January 31, 2000, the Company completed the sale of the assets of its Retail Division to V-Twin, which is a publicly traded company that is a consolidator of independent motorcycle dealerships. The assets of the Retail Division included the five Company-owned stores located in California, Texas, and North Carolina, substantially all of the property and equipment and inventories at the retail stores, certain intellectual property assets including the trade name "Bikers Dream," and the domain name "bikers-dream.com." In exchange for the sale of the assets, the Company received the following consideration:

           - 83,333 shares of common stock of V-Twin, which, as part of the sale agreement, V-Twin retained certain rights to call and repurchase (See Note 6)

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Discontinued Operations (Continued)

           - a $1,000,000 note receivable, which the Company discounted to $820,386 upon issuance because of the low interest terms of the note (See Note 6)

           - assumption by V-Twin of the outstanding balance of the Company's line of credit of $1,432,395 with an affiliate of V-Twin

           - assumption by V-Twin of other liabilities of the retail stores, which included the facility leases of the five retail stores

           At December 31, 1999, the Company estimated the loss on the disposal of the Retail Division to be $1,782,144, which included an operating loss from the Retail Division of $1,683,113 for the period as of the measurement date, October 1, 1999, through December 31, 1999, and an estimated operating loss of the Retail Division for the period from January 1, 2000 through January 31, 2000 of $211,700.

           The operating results of the discontinued Retail Division for the year ended December 31, 1999 are summarized as follows:


Revenues                                             $ 11,628,569
Costs and expenses                                    (12,075,594)
Other expense                                             (85,025)
                                                     ------------

Loss from operations                                     (532,050)
Estimated loss on disposal, net of provision of
     income taxes of $0                                (1,782,144)
                                                     ------------

          TOTAL LOSS ON DISCONTINUED OPERATIONS      $ (2,314,194)
                                                     ============

           During the year ended December 31, 2000, the Company recognized an additional $268,824 in costs related to the discontinued operations. Approximately $147,000 of these costs related to the net loss for the period from January 31, 2000 being greater than what was originally estimated. At December 31, 2000, the Company did not have any remaining assets and liabilities related to its discontinued Retail Division.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 3 - INVENTORIES


           Inventories at December 31, 2000 consisted of the following


          Parts, net of a reserve of $317,578 for obsolescence      $3,178,134
          Work-in-process                                              149,651
          Finished motorcycles                                         542,816
                                                                    ----------

               TOTAL                                                $3,870,601
                                                                    ==========

NOTE 4 - NOTE RECEIVABLE

           In July 2000, the Company received a $300,000 note receivable in connection with an informal agreement with KT Components, Inc. ("KT Components"). The note accrues interest at 10% per annum and is payable in monthly payments of $38,750, with a minimum of $27,000 payable in trade and the balance payable in cash. As described in
           Note 8, during 2000, a dispute arose between the Company and KT Components related to certain payments in trade on the note receivable. The note receivable balance as of December 31, 2000 as reflected on the Company's financial statements was $122,425.


NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

           As described in Note 2, as part of the consideration for the sale of its Retail Division in January 2000, the Company received a note receivable of $1,000,000 from V-Twin. The note receivable accrues interest at 5% per annum beginning on February 1, 2001 and requires quarterly principal payments beginning on May 1, 2001 of $62,500, with the final payment due on February 1, 2005. Upon issuance of the note, because of the reduced interest terms on the note, the future payments on the note have been discounted based upon an imputed rate of 10% to better reflect the present value of the note receivable. The difference between the face amount of the note and its present value at the time of issuance represents a discount. This discount is amortized over the life of the note. The agreement related to the sale of the Retail Division provides that the note receivable be secured by all personal property of V-Twin.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY (CONTINUED)

           At December 31, 2000, the note receivable is summarized as follows:


Principal balance                                   $1,000,000
Less unamortized discount                              101,198
                                                    ----------

Principal balance, net of unamortized discount         898,802
Less current portion                                   187,500
                                                    ----------

     LONG-TERM PORTION                              $  711,302
                                                    ==========

NOTE 6 - MARKETABLE SECURITIES - RELATED PARTY

           As discussed in Note 2, in January 2000, the Company acquired 83,333 shares of V-Twin's common stock in connection with the sale of its Retail Division. The terms of the sale agreement provide V-Twin with the right to call and repurchase all or a portion of the common shares issued to the Company at a price of $6 per share within two years after the date of the sale, at a price of $7 per share within three years after the date of the sale, and at a price of $8 per share within four years after the date of the sale. In addition, before any of the V-Twin shares can be sold by the Company, the Company must give written notice to V-Twin of its intent to sell such shares. Thereupon, V-Twin has the option to repurchase the common shares at the above stated prices. Because of these repurchase provisions, the common shares are carried at the lower of V-Twin's repurchase price or their fair market value on an open market.

           Upon acquisition, the Company recorded the carrying value of the V-Twin common stock at $500,000, which was based upon V-Twin's repurchase price at that time and which was lower than its market value based upon recently traded prices. However, subsequent to December 31, 2000, the market value of the V-Twin common stock significantly decreased. As such, an impairment loss has been recognized on the V-Twin common stock of $234,000 for the year ended December 31, 2000.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 7 - PROPERTY AND EQUIPMENT

           Property and equipment at December 31, 2000 consisted of the following:

Furniture and fixtures                              $  173,693
Equipment                                              321,268
Computers                                              203,488
Autos and trucks                                       535,008
Leasehold improvements                                 296,679
                                                    ----------

                                                     1,530,136
Less accumulated depreciation and amortization         817,531
                                                    ----------

     TOTAL                                          $  712,605
                                                    ==========


           Included in the above are $225,816 of assets acquired through capital leases, which is net of accumulated amortization of $389,565. Depreciation and amortization expense was $550,709 and $508,816 for the years ended December 31, 2000 and 1999, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

           Operating and Capital Leases
           The Company leases a facility in Mira Loma, California which serves as its administrative and corporate office and as its manufacturing facility. The lease is scheduled to expire in February 2004, but the Company has the option to extend the lease for an additional five years. Total rent expense incurred for the years ended December 31, 2000 and 1999 was $236,040 and $229,773, respectively.

           The Company also has four capital leases with several finance companies for computer equipment, vehicles, and other equipment. The capital leases have been discounted to the present value of the future minimum lease payments at rates between 13% and 16%. The monthly lease payments range between $392 to $2,493 per month and terminate through March 2005.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Operating and Capital Leases (Continued)
           The future minimum lease payments under operating and capital leases were as follows:


Year Ending                                   Operating       Capital
December 31,                                    Lease          Leases
------------                                 ----------      -----------
    2001                                     $  252,900      $   59,487
    2002                                        256,272          29,743
    2003                                        256,272          21,480
    2004                                         42,712          21,480
    2005                                             --           5,370
                                             ----------      ----------

     Total minimum lease payments            $  808,156         137,560
                                             ==========
     Less amounts representing interest                          25,195
                                                             ----------

                                                                112,365
     Less current portion                                        47,238
                                                             ----------

          LONG-TERM LEASE OBLIGATIONS                        $   65,127
                                                             ==========


           In addition, as part of the sale of its Retail Division, the Company assigned five lease agreements for the facilities of the retail stores to V-Twin, of which three expired during the year ended December 31, 2000. The Company will continue to remain liable with the lessor for the two leases that have not yet expired should V-Twin discontinue making payments on the leases. The leases expire at various times through 2003, and the monthly lease payments under the lease agreements range from $6,166 to $14,968. At December 31, 2000, the future minimum lease payments under these leases aggregated to $539,672.

           Litigation
           As of December 1999, the Company was a defendant in a lawsuit involving the former owners of its retail store in Sacramento, California. In 1994, the Company sold a "Bikers Dream" franchise to two individuals and did not strictly comply with the Franchise Investment Law of California. Thereafter, the two individuals elected to rescind the franchise agreement with the Company, and the parties entered into an agreement in which the Company would repurchase the franchise and assets of the store, retain the two individuals as managers of the store, assume the store's lease, and pay off the Small Business Administration ("SBA") loan that the two individuals had in connection with the retail store. Afterward, the Company continued to make monthly payments on the SBA loan in accordance with the loan agreement, but did not fully pay off the loan under the terms of the purchase agreement.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Litigation (Continued)
           In addition, the Company failed to assume the store's lease. In 1997, the two individuals were terminated as managers of the store. Thereafter, they filed a lawsuit against the Company for breach of the asset purchase agreement, fraud, slander, gender discrimination, and wrongful termination. Trial for the lawsuit commenced in December 1999. As of December 31, 1999, the Company accrued $613,000 in estimated damages to be paid on the lawsuit, which was in addition to the SBA loan of $70,642 already recorded on the books of the Company.

           In January 2000, the trial concluded, and a verdict was rendered against the Company on the breach of contract and the fraud causes of action. The jury awarded the plaintiff compensatory damages of $283,000 and punitive damages of $400,000. In March 2000, the court ordered a judgment against the Company of approximately $683,000, and in a subsequent post-trial motion, the court awarded the plaintiffs an additional $154,000 for attorney fees. In July 2000, the Company finalized a settlement agreement with the plaintiffs. The settlement agreement provided that the plaintiffs be paid $190,000 and that the remaining balance on the SBA loan immediately be paid in full. Concurrently, the Company entered into an ancillary agreement with its insurer, which initially refused to cover any losses in connection with the lawsuit. The ancillary agreement provided 1) that the insurer pay the Company's liability owed to the former store managers of $190,000, 2) that the insurer immediately pay the remaining liability of approximately $67,000 on the SBA loan, and 3) that the Company repay its insurer $67,000 for the pay-off on the SBA loan at a rate of $2,000 per month without interest.

           Since the Company had accrued $613,000 for its estimated loss on the lawsuit as of December 31, 1999, and since the settlement agreements did not result in a loss to the Company, the Company recognized other income from litigation of $613,000 in connection with the settlement agreements.

           In July 1998, the Company signed a lease agreement for a commercial building to be used as its corporate office and manufacturing facility. In October 1998, before the Company took possession of the building, the Company discovered what it believed to be a number of structural deficiencies in the building. As a result, the Company rescinded the lease agreement and then leased another facility to be used as its corporate office and manufacturing facility. As a result of the Company's repudiation of the lease, the lessor filed a lawsuit against the Company, seeking damages for lost rents, late charges, interest, attorneys' fees, and the costs of re-leasing the building, which was still on the market for lease as of December 31, 1999. As of December 31, 1999, the Company accrued $150,000 related to the lawsuit. In April 2000, the Company entered into a settlement and mutual release agreement with the lessor. The settlement agreement provided that the Company compensate the lessor $140,000.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Litigation (Continued)
           As a result of the above, the Company recognized other income from litigation related to the above settlement agreement of $10,000 which represents the difference between the actual settlement amount and the estimated amount that was accrued as of December 31, 2000.

           In September 2000, the California State Air Resources Board ("ARB") filed a lawsuit against the Company, its Chief Executive Officer, and its former Chief Executive Officer. The lawsuit alleges that the Company violated California's motor vehicle air pollution control laws in connection with the sale of motorcycles that did not have the required emission control equipment installed. These alleged violations related to new and used motorcycles of various makes, including Ultra Motorcycles. The lawsuit seeks to enjoin any further violations and to impose a financial penalty on the Company. Subsequent to the filing of the lawsuit, the Company initiated and began discussions with the ARB with the intention of obtaining a mutual resolution based on terms that will not materially impair the Company's financial condition. Management believes that the range of any loss, if any, in connection with the lawsuit, is uncertain. Accordingly, no loss has been accrued in connection with the lawsuit as of December 31, 2000.

           During August 1998, the Company signed a letter of intent with two individuals to purchase technology that would be used by the Company for the enhancement and development of proprietary parts. A formal definitive agreement was never completed. However, under the terms of the letter of intent, the Company would purchase the technology for a total of $1,100,000, with $1,000,000 to be paid over three years. In addition, the letter of intent provided that in the event the Company discontinues use of the technology either because it fails to continue to perform as represented or does not achieve reasonable acceptance in the market, the Company would have the right to discontinue payments on the purchase of the technology and share ownership of the technology on a pro rata basis with the individuals. During 1999, the Company advanced the two individuals an aggregate of $204,000 for the development of the technology. In June 2000, because of problems of reaching a definitive agreement, difficulties in building prototype engines with this technology, and representation on behalf of the two individuals that the technology may not be able to be patented, management decided not to further pursue the development of the technology.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Litigation (Continued)
           In July 2000, the two individuals purportedly assigned their rights in the letter of intent to KT Components, a business affiliated with one of the individuals, that was also a vendor of the Company. In conjunction therewith, the Company entered into an informal agreement with KT Components, whereby KT Components would owe the Company a $300,000 note, which represented repayment of the $204,000 that was advanced to the two individuals and consideration for the repurchase any of the Company's ownership interest in the technology. Further, the agreement provided monthly payments of $38,750 on note with a minimum of $27,000 payable in trade and the balance payable in cash. During 2000, a dispute arose between the Company and KT Components in which the Company refused to accept certain payments in trade due to quality issues.

           As of December 31, 2000, the Company's financial statements reflected a balance on the note receivable of $122,425. KT Components has disputed this balance because of the shipments of trade that the Company refused to accept. In late December 2000, KT Components offered to settle the matter in full with a cash payment of $71,319. However, the Company has refused this offer. In January 2001, KT Components filed suit against the Company and its Chief Executive Officer, alleging breach of contract and fraud related to the technology repurchase agreement. The Company does not feel that this suit has any merit, and accordingly, has not accrued any loss or reduced the note receivable balance.

           The Company is also subject to various employee, warranty and other claims, and proceedings which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

           Employment Agreements
           The Company has entered into an employment agreement with its Chief Executive Officer/President that expires in October 2002. Future compensation under the agreement as of December 31, 2000 was as follows:


                     Year Ending
                     December 31,
                     ------------
                          2001                $225,000
                          2002                 187,500
                                              --------
                               TOTAL          $412,500
                                              ========

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Other Commitments and Contingencies
           As of December 31, 2000, the Company had not yet obtained the proper resale sales tax exemption certificates for the inventories that were sold to V-Twin as part of the sale of the Retail Division described in Note 2. If the Company fails to obtain the necessary resale sales tax exemption certificates, it could be liable to pay sales tax of approximately $250,000 in connection with the sale.

           For financial instruments with concentrations of credit or market risk, see Note 2.


NOTE 9 - NOTE PAYABLE - RELATED PARTY

           At December 31, 2000, the Company maintained a note payable to a shareholder that had a balance of $156,638. The note bears interest at a rate of 12% per annum and is due in full on March 31, 2001.


NOTE 10 - NOTES PAYABLE

           Notes payable at December 31, 2000 consisted of the following:


                     Note payable to bank. The note was issued in June 1998 and carries interest at 12% per annum. The note originally
                          required quarterly interest payments and was to mature
                          in June 2001. However, on March 1, 2001, the Company
                          did not make a required interest payment on the note
                          of approximately $136,000, and as a result, on March
                          28, 2001, the bank elected to accelerate the maturity
                          date of the note payable, which made the note and all
                          accrued interest become immediately due and payable.
                          The note is secured by a first lien on all of the
                          Company's assets, and the creditor has remedies for
                          non-payment under the note agreement, which include
                          foreclosure on the Company's assets.                              $4,500,000

                     Note payable to a finance company collateralized by a
                          truck, requiring principal and interest payments of
                          $612 per month, with interest at 11% per annum
                          through August 2001.                                                   5,267

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 10 - NOTES PAYABLE (CONTINUED)


Note payable to insurer issued in connection with
     settlement, unsecured, requiring principal payments of
     $2,000 per month, non-interest-bearing through May 2003     $   60,500
                                                                 ----------

                                                                  4,565,767
Less current portion                                              4,529,267
                                                                 ----------

          LONG-TERM PORTION                                      $   36,500
                                                                 ==========

           Future maturities of notes payable at December 31, 2000 were as follows:


                     Year Ending
                     December 31,
                     ------------
                          2001               $4,529,267
                          2002                   24,000
                          2003                   12,500
                                             ----------
                               TOTAL         $4,565,767
                                             ===========



NOTE 11 - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT - RELATED PARTY

           In October 1998, the Company received a bridge loan in the amount of $300,000 from MD Strategic, L.P. ("MD Strategic"), a partnership in which the Company's former co-Chairman of the Board was a principal. In November 1999, the Company received a second bridge loan of $300,000 from another shareholder who was affiliated with w3 Holdings, Inc. ("w3"). In January 2000, the note issued by MD Strategic and accrued interest thereon of $82,200 were assigned to w3. In addition, in January 2000, a $150,000 note related to the second bridge loan was also assigned to w3. In June 2000, the Company and w3 reached an agreement, whereby the notes held by w3 of $450,000 and accrued interest thereon of approximately $111,000 were extinguished in consideration of a $195,000 payment. As a result, the Company recognized as an extraordinary item a gain of $366,000 on the extinguishment of debt.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 12 - INCOME TAXES

           The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2000 and 1999:


                                             2000           1999
                                          ---------      ---------
Current
     Federal                              $      --      $      --
     State                                    4,800            800
                                          ---------      ---------

                                              4,800            800
                                          ---------      ---------
Deferred
     Federal                                     --             --
     State                                       --             --
                                          ---------      ---------

                                                 --             --
                                          ---------      ---------

          PROVISION FOR INCOME TAXES      $   4,800      $     800
                                          =========      =========


           The tax effects of temporary differences which give rise to the deferred tax provision (benefit) for the years ended December 31, 2000 and 1999 consisted of the following:


                                              2000              1999
                                          -----------       -----------

Note receivable - impairment reserve      $   100,246       $        --
Property and equipment                          8,448            36,414
Accrued liabilities                          (435,460)          377,806
Accounts receivable allowance                (116,000)          (34,133)
Inventory reserve                            (171,312)          158,063
Net operating losses                          690,715         2,231,836
Other                                            (849)           (1,236)
Valuation allowance                           (75,788)       (2,768,750)
                                          -----------       -----------

     TOTAL                                $        --       $        --
                                          ===========       ===========

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 12 - INCOME TAXES (CONTINUED)

           The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2000 and 1999 as follows:


                                                2000          1999
                                               ------        ------
Statutory regular federal income tax rate       (34.0)%       (34.0)%
Change in valuation allowance                    33.8          33.8
Other                                             0.2           0.2
                                               ------        ------

     TOTAL                                        --%           --%
                                               ======        ======


           The components of the deferred income tax assets (liabilities) as of December 31, 2000 were as follows:


Note receivable - impairment reserve      $   100,246
State taxes                                  (280,812)
Property and equipment                        194,649
Accrued liabilities                           274,359
Accounts receivable allowance                  17,821
Inventory reserve                             136,051
Net operating loss carryforwards            8,221,490
Other                                           2,458
                                          -----------

                                            8,666,262
Valuation allowance                         8,666,262
                                          -----------

     TOTAL                                $        --
                                          ===========


           As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $23,115,000 and $7,919,000, respectively. The net operating loss carryforward for state income tax purposes began to expire in 2000, and the net operating loss carryforward for federal income tax purposes will begin to expire in 2007. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY

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

           During the year ended December 31, 1999, the one remaining share of Series A convertible preferred stock and accrued dividends thereon of $52,500 were converted into 35,904 shares of common stock.

           Series B Convertible Preferred Stock
           Each share of Series B preferred stock is convertible at the option of the holder. The preferred shares may be redeemed by the corporation at the option of the Board of Directors on a pro rata basis at any time or from time to time in whole or in part commencing one year after the date of issuance at a redemption price of $1.125 per share, plus all accumulated and unpaid dividends. Dividends on the preferred stock are cumulative and accrue whether declared on each preferred share at the annual rate of $0.0975 per preferred share. The preferred stock has a per share liquidation preference of $1 per share, which aggregated to $702,194 at December 31, 2000. Accrued dividends on Series B preferred shares were $139,781 in the aggregate at December 31, 2000.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

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

           Series D Convertible Preferred Stock
           The Company is authorized to issue 3,500 shares of Series D cumulative preferred stock. The preferred stock has a par value of $0.01 per share and a stated value of $1,000 per share. The preferred stock is convertible, at the option of the holder, at any time after the date of issuance into shares of the Company's common stock. The number of shares of common stock that can be issued upon the conversion of the preferred stock is calculated by adding $1,000 to the amount of accrued and unpaid dividends on such shares and dividing the resulting sum by the conversion price. The conversion price is equal to the lesser of 1) 110% of the closing bid price of the common stock on the last trading day before the date of issuance of the share of Series D preferred stock being converted or 2) 90% of the average of the four lowest closing bid prices of the common stock during the last 22 trading days before the date of conversion.

           The preferred stock has a per share liquidation preference of $1,000, which aggregated to $1,780,000 at December 31, 2000. Cumulative dividends accrue on the preferred stock at 5% per annum.

           During the year ended December 31, 1999, the Company issued 2,060 shares of Series A convertible preferred stock for $1,664,832, net of related issuance costs, of which 280 shares and accrued dividends of $11,301 were converted into 528,566 shares of common stock. During the year ended December 31, 2000, the remaining 1,780 shares of the Series D convertible preferred stock and accrued dividends thereon of $65,616 were converted into 3,199,886 shares of common stock. At the time of the issuance of the preferred stock, the conversion price of the preferred stock was less than the fair market value of the common stock, and since the preferred shares were convertible immediately, the Company recorded a beneficial conversion feature upon their issuance of $394,854.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

           Series D Convertible Preferred Stock (Continued)
           As described in Note 13 under "Other Warrants," the Company issued a total of 83,333 warrants to the purchasers of the Series D preferred stock.

           Common Stock
           During the year ended December 31, 1999, the Company converted accrued liabilities of $60,000 into 16,000 shares of common stock.

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

           During the year ended December 31, 2000, the Company converted 1,780 shares of Series D convertible preferred stock into 3,085,892 shares of common stock.

           During the year ended December 31, 2000, the Company converted accrued dividends on Series D preferred stock of $65,616 into 113,994 shares of common stock.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

           Common Stock (Continued)
           The following table summarizes the number of common shares reserved for issuance upon exercise or conversion at December 31, 2000:


Assuming exercise or conversion of:
1995 Non-Qualified Stock Option Plan                   131,000
1995 Non-Qualified Directors' Stock Option Plan        181,000
1998 Stock Option Plan                                  50,000
Other stock options                                    609,187
Stock purchase warrants                              1,290,583
Convertible preferred stock                            140,439
                                                     ---------

     TOTAL                                           2,402,209
                                                     =========


           Stock Purchase Warrants
           At December 31, 2000, the Company had the following stock purchase warrants outstanding:

           1)        Series C Warrants
                     In connection with the issuance of $2,210,000 of notes payable during 1997, the holder of the notes received 221,000 Series C warrants. Each warrant gives the holder the right to purchase one share of the Company's common stock at an exercise price of $5. At December 31, 2000, there were 71,000 Series C warrants outstanding. These warrants expire in January 2002.

           2)        Series E Warrants
                     Under the terms of a series of 9.75% notes payable that were issued in June 1997 with an aggregate principal of $2,710,000, investors of the notes received an aggregate of 273,500 Series E warrants to purchase common stock at a purchase price of $5 per share. At December 31, 2000, there were 272,500 Series E warrants outstanding. These warrants expire in June 2002.

           3)        Series F Warrants
                     As part of the sale of the 155 shares of convertible Series C preferred stock sold in April 1998, the Company also issued an aggregate of 193,750 Series F warrants (1,250 warrants per preferred share). Each warrant entitles the holder to purchase one share of the Company's stock at a purchase price of $5 per share. At December 31, 2000, there were 131,250 Series F warrants outstanding. These warrants expire in June 2001.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Purchase Warrants (Continued)

           4)        Other Warrants
                     Under the terms of a $2,500,000 loan agreement during 1997, the Company issued to the bank an initial stock purchase warrant to purchase up to 87,500 shares of the Company's common stock at an exercise price of $5 per share, which is exercisable on or before November 17, 2002. The warrant was outstanding at December 31, 2000.

                     In addition, as part of the above loan agreement, the Company issued to the bank a stock purchase warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $5.25 per share, which is exercisable on or before June 1, 2003. At December 31, 2000, the warrant was outstanding.

                     In connection with a $4,500,000 loan agreement during June 1998, the Company issued to the bank a stock purchase warrant to purchase up to 370,000 shares of the Company's common stock at $4.0625 per share at any time during a five-year period beginning June 15, 1998. Pursuant to the terms of the warrant agreement, the exercise price of the warrant was reset to $2.91 per share, which represented the lesser of 1) $4.0625 per share or 2) the average closing bid price of the Company's common stock for the 20 trading days immediately preceding the anniversary date.

                     In addition, the terms of the loan agreement for the $4,500,000 note issued in June 1998 provided that the Company issue to the bank on each anniversary date of the closing of the loan a stock purchase warrant to purchase up to 200,000 shares of common stock at an exercise price equal to the greater of 1) $4 per share or 2) 80% of the average closing bid price of the Company's common stock for the 20 trading days preceding the loan's first anniversary in June 1999. These warrants are exercisable for a five-year period. Since June 1998, the Company became obligated to issue warrants to the bank to purchase up to 400,000 shares of common stock.

                     In connection with 2,060 shares of Series D convertible preferred stock issued during the year ended December 31, 1999, which netted proceeds of $1,664,832 after costs, the Company issued a total of 83,333 warrants to the purchasers of the preferred shares. Of the 83,333 warrants, 60,000 are exercisable at any time prior to February 5, 2004 at an exercise price of $4.125 per share, and the remaining 23,333 warrants are exercisable at any time until September 30, 2004 at $1.82 per share.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans
           The Company has adopted six stock option plans, the 1995 Incentive Stock Option Plan, the 1995 Non-Qualified Stock Option Plan, the 1995 Non-Qualified Directors' Stock Option Plan, the 1998 Stock Option Plan, the 1998 Stock Compensation Plan, and the 2000 Stock Option Plan. The shares issued pursuant to the plans are restricted shares until or unless registered by the Company. In addition, the Company from time to time will issue non-qualified stock options outside of these six plans.

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

           The 1995 Non-Qualified Directors' Stock Option Plan is a non-qualified plan and provides for 60,000 shares in total, with 10,000 shares to be granted to each director on assuming office. The underlying share price is determined by the bid price on NASDAQ or the Bulletin Board on the date of the grant. The options vest over a five-year period. Options must be exercised within 10 years of the date of grant. The Company granted more stock options than were available under this plan.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

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

           The 1998 Stock Compensation Plan was adopted to provide the Company with a means of compensating key employees, including directors and consultants of the Company, for their services with shares of common stock. The plan became effective April 1, 1998 and shall terminate on March 31, 2008. It is administered by the Board of Directors, who is authorized to award up to 150,000 shares of common stock for a value of no less than par as consideration for services rendered. As of December 31, 2000, no options have been granted under the 1998 Stock Compensation Plan.

           Under the 2000 Stock Option Plan (the "2000 Plan"), options may be granted by the Compensation Committee to officers, employees, directors, and consultants. Options granted under the 2000 Plan may either be incentive stock options or non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 2000 Plan is 1,000,000, provided that the maximum number of shares issued to these participants, which are subject to Section 162(m) of the Internal Revenue Code, does not exceed 500,000 shares. Options must be granted within 10 years of the adoption of the 2000 Plan. No incentive stock option may be granted to 10% Shareholders of the total combined voting power of all classes of the Company's stock, unless the exercise price is at least equal to 110% of the fair market value on the date of grant.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans (Continued)
           Options may be granted under the 2000 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to five-year terms. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. The exercise price of the options is determined by the Compensation Committee, but in any case, the exercise price for employees who are not 10% Shareholders may not be less than the greater of 100% of the fair market value of the shares on the grant date or the par value of the shares.

           The following summarizes the stock option transactions under the stock option plans:


                                                                    Weighted-                            Weighted-
                                                   1995               Average                            Average
                                                 Incentive           Exercise                            Exercise
                                                   Stock              Price             Other              Price
                                                Option Plan         Per Share          Options           Per Share
                                                ------------       ------------      ------------       ------------
                     Outstanding, December
                        31, 1998                      46,200       $       4.02           519,187       $       3.45
                          Granted                         --       $         --           100,000       $       2.63
                          Canceled                   (15,000)      $       4.00                --       $         --
                                                ------------                         ------------

                     Outstanding, December
                        31, 1999                      31,200       $       4.03           619,187       $       3.32
                          Canceled                   (31,200)      $       4.03          (253,146)      $       3.19
                                                ------------                         ------------

                     OUTSTANDING,
                        DECEMBER 31, 2000                 --       $         --           366,041       $       2.84
                                                ============                         ============

                     EXERCISABLE AT
                        DECEMBER 31, 2000                 --       $         --           341,891       $       3.30
                                                ============                         ============

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans (Continued)


                         1995
                         Non-       Weighted-        1995       Weighted-                    Weighted-                   Weighted-
                      Qualified      Average         Non-        Average                      Average                     Average
                      Directors'     Exercise     Qualified      Exercise           1998      Exercise       2000         Exercise
                        Stock         Price         Stock         Price         Stock          Price         Stock         Price
                        Option         Per          Option         Per          Option          Per          Option         Per
                         Plan         Share          Plan         Share          Plan          Share          Plan         Share
                      ----------    ----------    ----------    ----------    ----------     ----------    ----------    ----------
      Outstanding,
        December
        31, 1998         173,000    $     7.21       203,000    $     4.72        30,000     $     3.63            --    $       --
      Granted              8,000    $     1.75            --    $       --       212,000     $     3.13            --    $       --
      Canceled                --    $       --            --    $       --       (10,000)    $     3.13            --    $       --
                      ----------                  ----------                  ----------                   ----------

      Outstanding,
        December
        31, 1999         181,000    $     6.97       203,000    $     4.72       232,000     $     3.19            --    $       --
      Granted                 --    $       --            --    $       --            --     $       --       350,000    $     0.28
      Canceled                --    $       --       (72,000)   $     4.00      (182,000)    $     3.14            --    $       --
                      ----------                  ----------                  ----------                   ----------

      OUTSTANDING,
      DECEMBER
      31, 2000           181,000    $     6.97       131,000    $     5.11        50,000     $     3.40       350,000    $     0.28
                      ==========                  ==========                  ==========                   ==========

      EXERCISABLE,
      DECEMBER
      31, 2000           179,000    $     7.01       131,000    $     5.11        50,000     $     3.40       350,000    $     0.28
                      ==========                  ==========                  ==========                   ==========


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

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans (Continued)
           If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2000 and 1999:


                                                           2000              1999
                                                      -------------     -------------
Net income (loss) available to common shareholders
     As reported                                      $      73,435     $  (6,054,187)
     Pro forma                                        $    (321,699)    $  (6,830,370)
Basic and diluted loss per common share
     As reported                                      $        0.01     $       (1.17)
     Pro forma                                        $       (0.04)    $       (1.32)

           The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 5.5% and 6.3%, respectively; and expected lives of three and three years, respectively. The weighted-average fair value of options granted during the years ended December 31, 2000 and 1999 was $0.07 and $2, respectively, and the weighted-average exercise price was $0.28 and $3.08, respectively.

           For options granted during the year ended December 31, 2000 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.07, and the weighted-average exercise price of such options was $0.28. No options were issued during the year ended December 31, 2000 where the exercise price was equal to or less than the stock price at the date of grant.

           The weighted-average remaining contractual life of the options outstanding at December 31, 2000 is 3.34 years. The exercise prices of the options outstanding at December 31, 2000 ranged from $0.28 to $15.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

           Stock Option Plans (Continued)
           Information relating to these options is as follows:


                                                                         Weighted-         Weighted-
                                                       Weighted-          Average           Average
                                                        Average           Exercise          Exercise
    Range of         Stock             Stock           Remaining          Price of          Price of
    Exercise        Options           Options         Contractual         Options           Options
      Prices      Outstanding       Exercisable           Life          Outstanding       Exercisable
-------------    --------------    --------------    --------------    --------------    --------------
$ 0.10 - 4.00         1,094,000           867,256      3.63 years      $         2.21    $         1.98
$ 4.01 - 8.00            33,707            23,208      1.94 years      $         5.52    $         5.49
$8.01 - 15.00           193,480           181,854      1.95 years      $         8.36    $         8.38
                 --------------    --------------
                      1,321,187         1,072,318
                 ==============    ==============


NOTE 14 - RELATED PARTY TRANSACTIONS

           During the year ended December 31 1999, under the terms of a two-year agreement, the Company received consulting, financial advisory, and investment banking services from Meyer Duffy & Associates ("Meyer Duffy"). The agreement compensated Meyer Duffy $5,000 per month, plus 75,000 options, exercisable at $4 per share. Meyer Duffy, is a management consulting firm whose principal partner is a shareholder, a former director, and former co-Chairman of the Company. The agreement was terminated by mutual consent in 1999.

           During the years ended December 31, 2000 and 1999, the Company had sales of $258,000 and $934,000, respectively, to certain dealerships in Florida, which were owned by a shareholder/former director. During the year ended December 31, 1999, the dealership agreements for these stores were terminated, and as of December 31, 2000, there were no receivables outstanding related to these sales.

           At December 31, 2000, the Company had an outstanding note payable from a shareholder of $156,638, which was related to the second bridge loan that is described in Note 11. This note payable included $6,638 of accrued interest that was converted into principal. In addition, as described in Note 11, the Company recognized a gain of $366,000 on the extinguishment of debt from a related party as an extraordinary item for the year ended December 31, 2000.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 14 - RELATED PARTY TRANSACTIONS (CONTINUED)

           In May 1998, the Company entered into a financing agreement with Cana Capital Corporation ("Cana Capital"), a corporation owned by an individual who was a director of the Company at that time. In April 1999, Cana Capital elected to terminate the financing agreement. The owner of Cana Capital also owned several motorcycle dealerships in Florida that did business with the Company. In August 1999, at about the time the owner of Cana Capital resigned as a director of the Company, a dispute arose as to claims that the Company believed it had against Cana Capital and the retail motorcycle dealerships and claims that the motorcycle dealerships, owned by the former director, had with the Company for failure to pay on certain warranty claims. During the year ended December 31, 1999, there were several lawsuits filed by Cana Capital and the motorcycle dealerships, owned by the former director, against the Company that sought full payment of the finance agreement balance and payment on certain warranty claims. In July 2000, the Company entered into a settlement and mutual release agreement with Cana Capital and the former director, whereby the Company agreed to pay the outstanding amount owed on the financing agreement by July 31, 2000. On July 28, 2000, the Company fulfilled its obligations under the settlement agreement.


NOTE 15 - OTHER UNUSUAL ADJUSTMENTS

           During the fourth quarter of 1999, the Company had the following significant accounting adjustments, which may have been attributed to prior quarters in 1999:

           1. A charge of $400,000 to cost of goods sold at the Manufacturing Division for an adjustment to reduce inventories as a result of reconciling the inventory items and quantities counted during the year-end physical inventory count with the inventory items and quantities included in the year-end perpetual inventory listing. Management has identified that a significant amount of the adjustment relates to an accumulation of errors related to not reducing its parts inventory sufficiently as motorcycles were produced and manufactured. Management attributes these errors to be the result of implementing several new manufacturing software programs for its production control and production planning during 1999, while failing to establish strong controls over these programs to prevent human error.

           2. A charge of $322,000 to cost of goods sold at the Manufacturing Division to increase the inventory reserve for obsolete and slow-moving inventory items based upon the Company's review of its inventories at December 31, 1999, which identified a significant amount of items included in its inventories that were either no longer in current production or slow-moving inventory.

                                                        ULTRA MOTORCYCLE COMPANY
                                                   (FORMERLY BIKERS DREAM, INC.)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

NOTE 15 - OTHER UNUSUAL ADJUSTMENTS (CONTINUED)

           3. A charge of $247,000 to cost of goods sold at the Manufacturing Division to increase the provision for accrued warranty expenses. Actual warranty charges during the year ended December 31, 1999 were higher than anticipated due to several motorcycle parts and components failing to perform to specifications. As a result, management of the Company considered such unexpectedly high warranty expenses that were incurred during the year ended December 31, 1999 in estimating its future warranty obligations as of December 31, 1999.

           4. A charge of $417,000 to reduce the carrying value of inventories at the Retail Division as a result of reconciling the inventory items and quantities counted during the year-end physical inventory count with the inventory items and quantities included in the year-end perpetual inventory listing. Since the charge occurred after the measurement date related to the discontinued operations of the Retail Division, the effect of the charge is reflected in the loss on the disposal of the Retail Division of $1,782,144. Management attributes the misstatement of the perpetual inventory listing to be the result of a lack of employee training at the retail stores on the Retail Division's computerized sales and order-processing systems, lack of supervision at each one of the retail stores by their directors, and inadequate internal controls of the inventories at the retail stores.

           Management of the Company has not determined which quarters in 1999 for which the above adjustments relate. If such charges do relate to prior quarters in 1999, the net loss of the prior quarters may have been higher than as reported.


NOTE 16 - SUBSEQUENT EVENTS

           As described in Note 8, in January 2001, KT Components, which had a technology repurchase agreement with the Company and which was also a vendor, filed suit against the Company and its Chief Executive Officer, alleging breach of contract and fraud.

           In March 2001, the Company failed to make the quarterly interest payments due on its $4,500,000 note payable.

           On March 28, 2001, the maturity of the Company's $4,500,000 note payable was accelerated, and the note became due and payable in full. The maturity date of the note payable was accelerated as a result of the Company not making a required interest payment of approximately $136,000 that was due March 1, 2001.