Form 10QSB
period 2001-03-31
ULTRA MOTORCYCLE CO
filed 2001-06-20
CIK 805907

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                           COMMISSION FILE NO. 0-15501

                            ULTRA MOTORCYCLE COMPANY
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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 18, 2001, 8,920,946 shares of the issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

================================================================================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Ultra Motorcycle Company
(formerly Bikers Dream, Inc.)

We have reviewed the accompanying condensed consolidated balance sheet of Ultra Motorcycle Company (formerly Bikers Dream, Inc.) and subsidiaries as of March 31, 2001, and the related consolidated condensed statements of operations (comprehensive loss) and cash flows for the each of the three month periods ended March 31, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

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

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ultra Motorcycle Company (formerly Bikers Dream, Inc.) and subsidiaries as of December 31, 2000, and the related statements of operation, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2001, except for Notes 10 and 16, as to which the date is March 28, 2001, we expressed an unqualified opinion on those financial statements. However, our report contained an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. We have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 19, 2001

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                                                        ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)
================================================================================


                                     ASSETS


                                                                     March 31,    December 31,
                                                                       2001          2000
                                                                    -----------   ------------
                                                                    (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                       $  217,322     $  118,900
    Accounts receivable, net of allowance for doubtful accounts
        of 3,620 (unaudited) and $3,620                                809,591      1,116,292
    Other receivables, net of allowance for doubtful accounts
        of $0 (unaudited) and $37,980                                   34,190         49,867
    Note receivable                                                    122,426        122,425
    Current portion of note receivable - related party                 187,500        187,500
    Inventories                                                      3,435,636      3,870,601
    Marketable securities - related party                              174,166        266,000
    Prepaid expenses and other current assets                          130,605        150,767
                                                                    ----------     ----------

           Total current assets                                      5,111,436      5,882,352

PROPERTY AND EQUIPMENT, net of accumulated depreciation
    and amortization of $914,799 (unaudited) and $817,531              616,106        712,605
NOTE RECEIVABLE - RELATED PARTY, net of current portion and
    unamortized discount of $78,541 (unaudited) and $101,198           733,959        711,302
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net
    of accumulated amortization of $863,223 (unaudited)
    and $813,468                                                     2,156,132      2,205,887
DEBT ISSUANCE COSTS                                                     13,482         26,963
DEPOSITS AND OTHER ASSETS                                              255,282        175,000
                                                                    ----------     ----------

TOTAL ASSETS                                                        $8,886,397     $9,714,109
                                                                    ==========     ==========

                                                        ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)
================================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      March 31,     December 31,
                                                        2001            2000
                                                     -----------    ------------
                                                     (unaudited)
CURRENT LIABILITIES
    Note payable - related party                     $  156,638     $  156,638
    Current portion of notes payable                  4,527,559      4,529,267
    Current portion of capital lease obligations         45,445         47,238
    Accounts payable                                    760,094      1,090,832
    Accrued liabilities                               1,171,603      1,086,662
    Accrued warranty reserves                           445,878        461,694
                                                     ----------     ----------

        Total current liabilities                     7,107,217      7,372,331

NOTES PAYABLE, less current portion                      30,500         36,500
CAPITAL LEASE OBLIGATIONS, less current portion          54,617         65,127
                                                     ----------     ----------

           Total liabilities                          7,192,334      7,473,958
                                                     ----------     ----------

                                                        ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)
================================================================================

                LIABILITIES AND SHAREHOLDERS' EQUITY (CONTINUED)

                                                                       March 31,        December 31,
                                                                          2001              2000
                                                                      ------------      ------------
                                                                      (unaudited)
SHAREHOLDERS' EQUITY
    Series A convertible preferred stock, no par value
        Aggregate liquidation preference of $175,000
           30 shares authorized
           0 (unaudited) and 0 shares issued and outstanding          $         --      $         --
    Series B convertible preferred stock, no par value
        Cumulative dividends, aggregate liquidation preference
           of $702,194 per share; 8,000,000 shares authorized
           702,194 (unaudited) and 702,194 shares issued and
               outstanding                                                 702,194           702,194
    Series C convertible preferred stock, no par value
        Cumulative dividends, aggregate liquidation preference
           of $25,000; 300 shares authorized
           0 (unaudited) and 0 shares issued and outstanding                    --                --
    Series D convertible preferred stock, $0.01 par value
        and stated value of $1,000
           Cumulative dividends, aggregate liquidation preference
               of $1,780,000; 3,500 shares authorized
               0 (unaudited) and 0 shares issued and outstanding                --                --
    Common stock, no par value
        25,000,000 shares authorized
        8,925,782 (unaudited) and 8,925,782 issued and
           outstanding                                                  25,335,964        25,335,964
    Accumulated other comprehensive loss                                   (91,834)               --
    Accumulated deficit                                                (24,252,261)      (23,798,007)
                                                                      ------------      ------------

                  Total shareholders' equity                             1,694,063         2,240,151
                                                                      ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  8,886,397      $  9,714,109
                                                                      ============      ============

                                                        ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
================================================================================


                                                              2001             2000
                                                          -----------      -----------
REVENUES                                                  $ 4,393,450      $ 6,712,040

COST OF GOODS SOLD                                          3,565,206        5,720,277
                                                          -----------      -----------

GROSS PROFIT                                                  828,244          991,763
                                                          -----------      -----------

EXPENSES
    Selling, general, and administrative expenses           1,039,805        1,369,564
    Depreciation and amortization                             147,025          125,886
                                                          -----------      -----------

        Total expenses                                      1,186,830        1,495,450
                                                          -----------      -----------

LOSS FROM CONTINUING OPERATIONS                              (358,586)        (503,687)
                                                          -----------      -----------

OTHER INCOME (EXPENSE)
    Interest expense                                         (147,833)        (180,773)
    Interest income                                            27,543               --
    Other income, net                                          41,744           15,201
                                                          -----------      -----------

        Total other income (expense)                          (78,546)        (165,572)
                                                          -----------      -----------

LOSS BEFORE DISCONTINUED OPERATIONS                          (437,132)        (669,259)

LOSS ON DISCONTINUED OPERATIONS, net of provision
    for income taxes of $0 and $0                                  --         (139,272)
                                                          -----------      -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                 $  (437,132)     $  (808,531)
                                                          ===========      ===========


BASIC AND DILUTED LOSS PER SHARE
    From continuing operations                            $     (0.05)     $     (0.09)
    From discontinued operations                                   --            (0.02)
                                                          -----------      -----------

        TOTAL BASIC AND DILUTED LOSS PER SHARE            $     (0.05)     $     (0.11)
                                                          ===========      ===========

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING       8,925,782        7,055,386
                                                          ===========      ===========

                                                        ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
================================================================================


                                                           2001           2000
                                                         ---------      ---------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                $(437,132)     $(808,531)

OTHER COMPREHENSIVE LOSS
    Unrealized holding loss on marketable securities       (91,834)            --
                                                         ---------      ---------

        TOTAL COMPREHENSIVE LOSS                         $(528,966)     $(808,531)
                                                         =========      =========

                                                        ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
================================================================================


                                                                       2001           2000
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss available to common shareholders                        $(437,132)     $(808,531)
    Add (deduct) loss on discontinued operations                            --       (139,272)
                                                                     ---------      ---------

    Net loss from continuing operations                               (437,132)      (669,259)
    Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities
           Gain on sale of equipment                                        --        (14,754)
           Depreciation and amortization                               147,025        125,886
           Amortization of discount on note receivable                 (22,657)       (13,731)
           Amortization of loan costs                                       --         13,482
           (Increase) decrease in
               Accounts receivable                                     306,701        422,946
               Other receivables                                        15,677        (69,738)
               Inventories                                             434,965        340,517
               Prepaid expenses and other current assets                20,150         62,048
               Deposits and other assets                               (66,801)        31,235
           Increase (decrease) in
               Accounts payable                                       (330,738)      (350,217)
               Accrued liabilities                                      60,122        103,193
               Accrued warranty reserves                               (15,816)            --
                                                                     ---------      ---------

Net cash provided by (used in) continuing operating activities         111,496        (18,392)
Net cash used in discontinued operating activities                          --       (235,570)
                                                                     ---------      ---------

Net cash provided by (used in) operating activities                    111,496       (253,962)
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                    (771)       (52,032)
                                                                     ---------      ---------

Net cash used in continuing investing activities                          (771)       (52,032)
Net cash used in discontinued investing activities                          --             --
                                                                     ---------      ---------

Net cash used in investing activities                                     (771)       (52,032)
                                                                     ---------      ---------

                                                        ULTRA MOTORCYCLE COMPANY
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                   2001             2000
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                                   $        --      $   (16,308)
    Payments on notes payable and capital lease obligations         (12,303)         (18,109)
    Payments on financing agreements - related party, net                --          (36,140)
                                                                -----------      -----------

Net cash used in continuing financing activities                    (12,303)         (70,557)
Net cash used in discontinued financing activities                       --               --
                                                                -----------      -----------

Net cash used in financing activities                               (12,303)         (70,557)
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents                 98,422         (376,551)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      118,900        1,434,781
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   217,322      $ 1,058,230
                                                                ===========      ===========

NOTES TO FINANCIAL STATEMENTS

1.      GOING CONCERN AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Ultra Motorcycle Company and all of its wholly owned subsidiaries, including the accounts of Ultra Motorcycle Company, Ultra Motorcycle Company (a Nevada corporation), Bikers Dream International, Inc., Bikers Dream Distribution, Inc., Bikers Dream Management Services, Inc., and Bikers Dream Eagle Enterprises (collectively, the "Company). All significant intercompany accounts and transactions are eliminated in consolidation.

        The accompanying reviewed financial statements have been prepared assuming that the Company will continue as a going concern. However, several matters affecting the Company raise substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2001, the Company's current liabilities exceeded its current assets by $1,995,781. In addition, as described in Note 4, on March 28, 2001, the maturity of the Company's $4,500,000 note payable was accelerated, and the note became due and payable in full.

        The consolidated reviewed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        REVENUE RECOGNITION

        Revenue from the sales of motorcycles and parts is recognized upon shipment to the customer.

        ADVERTISING COSTS

        Costs associated with the placement of advertisements in various periodicals are expensed when the advertisement is run. Internal development costs are expensed as incurred.

        INCOME TAXES

        The Company utilizes Statement for Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        NET EARNINGS (LOSS) PER SHARE

        The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings
        (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares available. Diluted earnings
        (loss) per share is computed similar to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

        CASH AND CASH EQUIVALENTS

        For the purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

        INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method for finished motorcycles and work-in-process inventories and the first-in-first-out
        (FIFO) method for parts inventories. Finished goods inventories include capitalized overhead costs, which include primarily labor.

        MARKETABLE SECURITIES -- RELATED PARTY

        Marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities at March 31, 2001, consisted of equity securities that were acquired in connection with the sale of its Retail Division. Management has classified these securities as available-for-sale under the provisions of SFAS No. 115. Accordingly, these marketable securities are stated at market value as determined by the lower of repurchase price of the securities or market value as determined by the most recently traded price of each security at the balance sheet date. Any unrealized gains and losses on the marketable securities classified as available-for-sale are reported as a separate component of shareholders' equity, net of tax. When an other-than-temporary impairment loss on an individual security is considered to have occurred, the cost basis of the individual security is written down, and such a write-down is recorded in earnings.

        PROPERTY AND EQUIPMENT

        Property and equipment, including capital leases, are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is less.

        CONCENTRATION OF RISK WITH VENDORS

        For the periods ended March 31, 2001, and March 31, 2000, the Company purchased certain motorcycle parts primarily from a single vendor. There could be a negative economic impact to the Company if condition arise so that the Company could no longer purchase the certain parts from the vendor.

        FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT OR MARKET RISK

        Financial instruments that potentially subject the Company to concentrations of credit of market risk are as follows:

        -  CASH AND EQUIVALENTS

           The company maintains cash at several banks, and at times deposits will be in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation.

        -  RECEIVABLES

           The Company sells to dealers throughout the United States. The concentrations of credit risk from accounts receivable are limited due to the large number of dealers comprising the Company's customer base and their dispersion across different geographic regions. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

        - MARKETABLE SECURITIES -- RELATED PARTY AND NOTE RECEIVABLE -- RELATED PARTY

           At March 31, 2001, the Company had 83,333 shares of V-Twin Holdings, Inc. ("V-Twin")'s common stock, which had a carrying value of $174,166, net of an impairment reserve of $325,834, and a $1,000,000 note receivable from V-Twin, which had a carrying value of $921,459, net of an unamortized discount of $78,541. Full realization of the V-Twin common stock is dependent upon V-Twin's stock price maintaining a trading price of above at least $6 per share. Subsequent to March 31, 2001, the per share price of the V-Twin common stock was trading significantly below $6 per share. As described more fully in Note 6 in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000, an impairment loss on the V-Twin common stock was recognized. During the period ended March 31, 2001, an additional impairment loss was recognized on the V-Twin common stock based upon the trading price of the securities as of the balance sheet date. Full realization of the $1,000,000 note receivable is dependent upon V-Twin's ability to make the scheduled payments. In May 2001, V-Twin defaulted on the quarterly payment installment due May 1, 2001, however, the security agreement that the Company has with V-Twin reduces any credit risk. As such, an impairment loss has not been recognized on the note receivable as of March 31, 2001

        -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET-RISK

           The majority of the Company's dealers have floor plan agreements through one lending institution for the motorcycles purchased from the Company. The dealers are obligors of these floor plan agreements and are responsible for all principal and interest of the floor plan agreements. However, the Company has entered into a standard repurchase agreement with the lending institution of these floor plan agreements that requires that the Company repurchase the motorcycles at the wholesale prices in the event the dealer defaults on its floor plan agreement and the motorcycles purchased under the floor plan agreement are repossessed by the lender.

        ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, as well as reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

        WARRANTY

        Estimated future warranty obligations related to motorcycles and parts are provided by charges to operations in the period in which the related revenue from the sales of motorcycles or parts is recognized.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations, the carrying amounts approximate fair market value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

        EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

        The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, which is being amortized on a straight-line basis over 15 years. For the periods ended March 31, 2001, and 2000, accumulated amortization expense was $863,223 and $813,468, respectively. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of March 31, 2001, the Company has not recognized any impairment losses.

        COMPREHENSIVE INCOME AND LOSS

        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2001, the Company recognized comprehensive loss in the amount of $91,834 related to the unrealized loss on available-for-sale equity securities in V-Twin.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        - In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

        - In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

        - In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

        - In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

        - In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

        DISCONTINUED OPERATIONS

        On January 31, 2000, the Company completed the sale of the assets of its Retail Division to V-Twin, which is a publicly traded company that is a consolidator of independent motorcycle dealerships. The assets of the Retail Division included the five Company-owned stores located in California, Texas, and North Carolina, substantially all of the property and equipment and inventories at the retail stores, certain intellectual property assets including the trade name "Bikers Dream," and the domain name "bikers-dream.com." As a result of the sale, the results of operations of the Retail Division have been classified as discontinued operations.

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

        In November 2000, the Company was served with a complaint filed on or about September 7, 2000 in a civil action styled People of the State of California ex rel. State Air Resources Board v. Ultra Acquisition Corporation, Ultra Acquisition Corporation dba Ultra Cycles/Bikers Dream, Bikers Dream of Santa Ana, Bikers Dream of San Diego, Bikers Dream of Sacramento, Herm Rosenman, Hal Collins and Does 1 through 50, inclusive, in the Superior Court of the State of California, County of Orange, Case No. OOCC10745. The complaint alleges violations of California's motor vehicle air pollution control laws in connection with the retail sale of motorcycles allegedly lacking the required certification by the California State Air Resources Board ("ARB"). The action seeks to enjoin any further violations and to recover a civil penalty. On May 1, 2001, Harold ("Hal") Collins was dismissed, with prejudice, from the lawsuit. Herm Rosenman, a former officer also named in the action, has also been dismissed. As of the date of this filing, the Company and the ARB have reached an agreement in principle on a settlement, subject to the preparation, approval, and execution of a definitive settlement agreement.

4.      SUBSEQUENT EVENTS

        On March 28, 2001, FINOVA notified the Company that FINOVA has elected to accelerate the maturity of, and declare immediately due and payable in full, all amounts of principal and interest owing by the Company to FINOVA as a result of the Company's non-payment of approximately $136,000 in interest due on March 1, 2001. On May 21, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The filing was necessitated by the threat of a foreclosure sale scheduled later that day by FINOVA. FINOVA is prevented by the automatic stay under the Bankruptcy Code from exercising its remedies, including foreclosure on the Company's assets. The total arrearage owing to FINOVA as of May 31, 2001 is $4,758,248, comprised of $4,500,000 in principal and $258,248 in interest. Under the terms of a cash collateral agreement entered into between the Company and FINOVA in connection with the bankruptcy filing, the Company has been obligated to make interest payments of $10,500 per week in payment of interest accruing after May 21, 2001 as adequate protection payments to FINOVA.

        The Company and FINOVA are in ongoing discussions regarding the settlement of the debt, and FINOVA has indicated to the Company that it would be willing to move forward and work with the Company to seek bankruptcy court approval of a transaction pursuant to which the Company would pay $1.3 million in satisfaction in full of its obligations to FINOVA. Any transaction with FINOVA is conditioned on FINOVA's agreement on all the terms and conditions of the transaction and the execution of documents satisfactory to both parties. The Company is in the process of seeking new financing to be used to satisfy its obligations to FINOVA. The Company does not currently have the resources to repay the FINOVA indebtedness unless new financing is obtained.

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

        The sale of the Retail Division has enabled the Company to focus on strengthening its core motorcycle manufacturing business. Since the sale on January 31, 2000, the Company has been focused on restructuring the Company to meet the needs of a manufacturer of motorcycles, including the development of a profitable and stable dealer base. During the past completed fiscal year, the Company has also focused on implementation of better internal controls, reduction of expenses, and improvements in purchasing, cash management an inventory control. In 2000, the Company introduced several new highly stylized performance motorcycle models that have been well received at dealer trade shows. As of March 2001, the Company had approximately $3,600,000 in back orders on these new models.

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

        On May 21, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The filing was necessitated by the threat of a foreclosure sale scheduled later that day by the Company's secured creditor, FINOVA Mezzanine Capital, Inc. The Company and FINOVA are in ongoing discussions regarding settlement of the debt. See discussion below under the caption entitled, "General Discussion of Liquidity and Capital Resources."

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

COMPARISON OF THE FISCAL QUARTERS ENDED MARCH 31, 2001 AND 2000

REVENUES. Total revenues for the three months ended March 31, 2001 were $4,393,450, as compared to $6,712,040 for the comparable period in 2000, representing a decrease of $2,318,590 or 34.5%. The Company sold 201 motorcycles that it manufactured, to unaffiliated customers, during the first three months of 2001, representing a decrease of 173 units, or 46.3%, from 374 units sold during the comparable period a year earlier. The Company experienced lower revenues than anticipated in the first quarter of 2001 due, in part, to the failure of Company suppliers to deliver product in a timely fashion. In particular, one of the Company's suppliers failed to deliver frames in a timely fashion as promised. The resultant production delay caused a loss of revenue in the first quarter of 2001 of approximately $1,150,000.

As a result of the Company's shift in the mix of units produced, and sold, to higher priced models during the first quarter of 2001, the average price per unit increased from the same period a year earlier. Although priced higher than some of the other models in the Company's lineup, the popular "Groundpounder ST," "Sledgehammer," and newly introduced "Fat Pounder ST" and "Titanium Series 1" represented about 71% of unit sales.

COST OF GOODS SOLD/GROSS PROFIT. Cost of goods sold for the three months ended March 31, 2001 was $3,565,206 (representing 81.1% of revenues), as compared to $5,720,277 (representing 85.2% of revenues) for the comparable period a year earlier, representing a decrease of $2,155,071 or 37.7%. Cost of goods sold include direct and indirect manufacturing costs, warranty costs, and costs related to the assembly of motorcycles.

The Company primarily attributes the $2,155,071 decrease in cost of goods sold to the corresponding decrease in unit sales in 2001, from the same period a year earlier. However, the higher material and labor costs of making quality improvements, and sales of models during the period with higher manufacturing costs than models sold during the same period in 2000, contributed to an increased manufacturing cost per unit during the period from the same period a year earlier.

Gross profit for the three months ended March 31, 2001, was $828,244 (representing 18.9% of revenues), as compared to $991,763 (representing 14.8% of revenues) for the period ended March 31, 2000. This represents a decrease in gross profit of $163,519 or 16.5%, however, gross profit as a percentage of revenues increased 4.1%. The increase in gross profit as a percentage of revenues (i.e., gross margin) is attributable to a higher average revenue per unit which resulted primarily from the 2001 model year price increase.

EXPENSES. Selling, general and administrative expenses were $1,039,805, or 23.7% of revenues, for the three months ended March 31, 2001, as compared to $1,369,564, or 20.4% of revenues, for the three months ended March 31, 2000. Selling, general, and administrative expenses consist primarily of corporate operating expenses, professional fees, and salaries. The decrease of $329,759, or 24.1%, was largely attributable to reductions in administrative salaries and professional fees, as well as advertising and trade show expense, in the first quarter of 2001.

Depreciation and amortization expense for the three months ended March 31, 2001 totaled $147,025, as compared to $125,886 for the same period in 2000.

OPERATING LOSS FROM CONTINUING OPERATIONS. As a consequence of the foregoing, operating loss from continuing operations for the three months ended March 31, 2001 was $358,586, as compared to $503,687 for the three months ended March 31, 2000.

OTHER INCOME (EXPENSE). Interest expense decreased from $180,773 for the three months ended March 31, 2000 to $147,833 for the three months ended March 31, 2001. The decrease resulted from interest accrued and paid on lower notes payable and capital lease obligations in 2001, as compared to 2000. For the three months ended March 31, 2001, interest income increased to $27,543, from $0 in the comparable period a year earlier. The increase in interest income was due primarily to the recognition of interest earned on a note receivable from V-Twin Holdings, Inc.

Other income for the three-month period ended March 31, 2001 totaled $41,744, as compared to $15,201 for the three-month period a year earlier.

LOSS BEFORE DISCONTINUED OPERATIONS. Loss before discontinued operations for the three months ended March 31, 2001 was $437,132, compared to $669,259 for the same period a year earlier. Loss before discontinued operations at March 31, 2001 consists of $358,586 in loss from continuing operations and other expenses of $78,546, as compared to loss from continuing operations of $503,687 and other expenses of $165,572 for the period ended March 31, 2000.

INCOME TAXES. The provision for income taxes for the three-month period ended March 31, 2001, is $0. The Company has fully reserved for the deferred tax asset related to its net operating loss carry-forwards. The Company's management has concluded that, based upon its assessment of all available evidence, the future benefit of this asset cannot be projected accurately at this time.

LOSS ON DISCONTINUED OPERATIONS. In accordance with APB No. 30, in order to record the loss on disposal of its Retail Division for the year ended December 31, 1999, the Company estimated the future operating losses of the Retail Division for the period up until the sale of the division, which was January 31, 2000. During the first quarter of 2000, it became evident that the provision as of December 31, 1999 made for the operating loss for the period ended January 31, 2000 was less than what it should have been by approximately $139,272. This adjustment to the provision in the operating loss of discontinued operations was primarily attributed to an adjustment to increase the reserve balance on accounts receivables at the Retail Division. Accordingly, the Company has recognized an adjustment in the provision for losses on discontinued operations in the first quarter of 2000 by $139,272, which is net of a provision for income taxes of $0.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. As a result of the foregoing, the net loss available to common stockholders was $437,132 for the three months ended March 31, 2001, as compared to a net loss of $808,531 for the same period a year earlier.

OTHER COMPREHENSIVE LOSS. As discussed in the notes to the financial statements filed as part of this report, at March 31, 2001, the Company held 83,333 shares of common stock of V-Twin Holdings, Inc. As of March 31, 2001, the Company recognized comprehensive loss in the amount of $91,834 related to the unrealized loss on available-for-sale equity securities in V-Twin, as compared to $0 for the same three-month period a year earlier.

TOTAL COMPREHENSIVE LOSS. As a result of the foregoing, the total comprehensive loss available to common shareholders was $528,966, for the three months ended March 31, 2001, as compared to a total comprehensive loss of $808,531 for the same period a year earlier.

        GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES The Company finances the manufacture of its motorcycles from proceeds of sales. Most of the Company's vendors require payment terms of 30 days or less. Other than for certain extraordinary liabilities or potential liabilities as described below under the caption entitled "Ability of the Company to Continue as a Going Concern," management believes that the Company can, at its current level of operations, adequately meet its liabilities, including liabilities to vendors, by using available internal cash.

        In the past, the Company has also looked to outside funding sources to address its liquidity and working capital needs. These include private equity placements and secured debt-financing arrangements with lenders.

        In June 1998, the Company obtained a three-year senior secured loan in the amount of $4.5 million from Tandem Capital of Nashville, Tennessee. Tandem subsequently assigned the loan to FINOVA Mezzanine Capital, Inc. The loan bears interest at 12% per annum and stipulates quarterly interest payments. The FINOVA loan is secured by a first lien on substantially all of the Company's assets. FINOVA received warrants to purchase a total of 457,500 shares of the Company's Common Stock, after giving effect to the Company's 5-for-1 reverse stock split effective on February 5, 1998. 87,500 of these warrants are exercisable at a price of $5 per share and expire in November 2002. The remaining 370,000 warrants are exercisable at an initial exercise price equal to $4 1/16 payable in cash or in-kind by debt cancellation and expire in June 2003. The exercise price of the 370,000 warrants was reset on the first anniversary of the closing of the loan at $2.91 per share, representing the lesser of (i) $4 1/16 and (ii) the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding such anniversary. In addition, under the FINOVA loan agreement, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the loan, until the loan is paid in full, a warrant to purchase 200,000 additional shares of Common Stock at an exercise price equal to the greater of (i) $4.00, or (ii) 80% of the average closing bid price of the Company's Common Stock for the 20 days preceding such anniversary date. Each such warrant shall be exercisable for five years from the date of issue. The proceeds of the FINOVA loan were used to repay $2.5 million of then-existing long-term debt, with the remaining $2 million used to expand the Company's motorcycle manufacturing operations. Since June 1998, the Company has become obligated to issue a warrant to purchase 600,000 additional shares of Common Stock in accordance with the terms of the FINOVA loan agreement as set forth above.

        Prior to the quarter ended June 30, 2000, the Company's indebtedness to FINOVA in the amount of $4,500,000 had been classified as a non-current liability on the Company's consolidated balance sheet. As of June 30, 2000, the FINOVA note is required to be shown as a current liability.

        On March 28, 2001, FINOVA notified the Company that FINOVA has elected to accelerate the maturity of, and declare immediately due and payable in full, all amounts of principal and interest owing by the Company to FINOVA as a result of the Company's non-payment of approximately $136,000 in interest due on March 1, 2001. On May 21, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The filing was necessitated by the threat of a foreclosure sale scheduled later that day by FINOVA. FINOVA is prevented by the automatic stay under the Bankruptcy Code from exercising its remedies, including foreclosure on the Company's assets. The total arrearage owing to FINOVA as of May 31, 2001 is $4,758,248, comprised of $4,500,000 in principal and $258,248 in interest. Under the terms of a cash collateral agreement entered into between the Company and FINOVA in connection with the bankruptcy filing, the Company has been obligated to make interest payments of $10,500 per week in payment of interest accruing after May 21, 2001 as adequate protection payments to FINOVA.

        The Company and FINOVA are in ongoing discussions regarding the settlement of the debt, and FINOVA has indicated to the Company that it would be willing to move forward and work with the Company to seek bankruptcy court approval of a transaction pursuant to which the Company would pay $1.3 million in satisfaction in full of its obligations to FINOVA. Any transaction with FINOVA is conditioned on FINOVA's agreement on all the terms and conditions of the transaction and the execution of documents satisfactory to both parties. The Company is in the process of seeking new financing to be used to satisfy its obligations to FINOVA. The Company does not currently have the resources to repay the FINOVA indebtedness unless new financing is obtained.

        The Company is actively seeking new financing to refinance the FINOVA loan. However, there are no assurances that the Company will be successful. If the Company is not successful in refinancing the FINOVA loan, the Company may not be able to successfully emerge from its Chapter 11 bankruptcy. See the discussion below under "Outlook and Ability of Company to Continue as a Going Concern" and "Certain Trends and Uncertainties--The Company may not be able to successfully emerge from its Chapter 11 bankruptcy."

        The Company's ability to successfully emerge from it Chapter 11 bankruptcy will also be affected by its ability to negotiate an arrangement with Transamerica or another lender to provide floor plan financing to the Company's dealers. Until recently, approximately 55% of the Company's dealers utilized floor plan financing from Transamerica to acquire motorcycles manufactured by the Company. The dealers are the obligors under these floor plan agreements and are responsible for all principal and interest payments. Pursuant to these arrangements, the Company is subject to a standard repurchase agreement which requires it to buy back its motorcycles at the wholesale price if the dealer defaults and the motorcycles are repossessed by Transamerica. However, in May 2001, the Company received notice from Transamerica that, due to the Company's filing under Chapter 11, Transamerica would no longer provide floor plan financing to the Company's dealers. The Company is in ongoing negotiations with Transamerica to reinstate the dealers' flooring line. If these negotiations are not successful, the Company will seek to arrange floor plan financing for its dealers from another lender. However, there are no assurances that the Company will be successful in its efforts. The Company's future revenues may be materially adversely affected if the Company cannot successfully implement floor plan financing for its dealers.

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

        In November 1999, the Company obtained a loan in the amount of $300,000 from William Whalen, a former shareholder of the Company. The loan originally was evidenced by two promissory notes in the principal amounts of $200,000 and $100,000 respectively, each bearing interest at a rate of 12% per annum and maturing on March 31, 2000. In January 2000, the notes, on which there had accrued $6,638 in interest, were replaced by two amended and restated promissory notes in the principal amounts of $156,638 and $150,000, respectively, both bearing interest at a rate of 12% per annum and maturing on March 31, 2000. Mr. Whalen subsequently assigned the amended and restated $150,000 note to an entity called w3 Holdings, Inc. while continuing to hold the amended and restated note in the amount of $156,638. In July 2000, the Company entered into a settlement agreement with w3 Holdings, Inc. pursuant to which the Company satisfied its obligations under the amended and restated $150,000 note. Mr. Whalen has extended to March 2001 the maturity date of the $156,638 note, on which there was accrued approximately $22,350 in interest as of March 31, 2001. The Company is continuing to negotiate with Mr. Whalen to obtain an additional extension of the maturity date of the $156,638 note to an as of yet undetermined date.

CONSOLIDATED STATEMENT OF CASH FLOWS - COMPARISON OF THE FISCAL QUARTERS ENDED MARCH 31, 2001 AND 2000.

Net cash provided by operating activities for the three-month period ended March 31, 2001 was $111,496, as compared cash used of $253,962 for the period ended March 31, 2000. Net cash used in operating activities includes net cash used in continuing operating activities and net cash used in discontinued operating activities. The discontinued operations consist of the Retail Division that was sold on January 31, 2000.

Net cash provided by continuing operating activities for the three-month period ended March 31, 2001, was $111,496, as compared to cash used of $18,392 for the comparable period in 2000, representing a change of $129,888. During the three months ended March 31, 2001, significant working capital changes included a decrease in accounts receivable of $306,701 as a result of improved collections, and a decrease in inventories of $434,965, as a result of improvements in inventory management. The decrease in accounts receivables and inventories were offset, in part, by a decrease in accounts payable of $330,738.

The Company did not use cash in discontinued operating activities during the three-month period ended March 31, 2001, compared to net cash used in discontinued operating activities was $235,570 for the three-month period ended March 31, 2000.

Net cash used in investing activities was $771 for the three-month period ended March 31, 2001, as compared to $52,032 for the same three-month period in 2000. The principle use of cash during the three months ended March 31, 2000 was for the installation of four new assembly lines.

Net cash used by financing activities for the three month period ended March 31, 2001 was $12,303 and consists of payments on notes payable and capital lease obligations. During the same three-month period in 2000, the Company used $70,557 in financing activities consisting of payments on notes payable and capital leases of $34,417, and repayments of advances on floor plan financing from Cana Capital Corporation of $36,140.

For the three months ended March 31, 2001, there was a net increase in cash and cash equivalents of $98,422. Cash was primarily provided by continuing operating activities in the amount of $111,496, offset, in part, by payments on notes payable and capital lease obligations of $12,303.

During the three-month period ended March 31, 2000, net cash decreased by $376,551. The primary use of cash during the three-month period consisted of $235,570 used in connection with the operations of the discontinued Retail Division. In addition, $70,557 was used to make payments on notes payable, lease obligations and financing agreements.

OUTLOOK AND ABILITY OF COMPANY TO CONTINUE AS A GOING CONCERN

        In their independent accountants' report which appears in the Company's audited financial statements included in the Company's Annual Report for the fiscal year ended December 31, 2000 on Form 10-KSB, the Company's independent auditors express substantial doubt about the Company's ability to continue as a going concern. Discussed below are certain existing or potential liabilities that are of primary concern to the Company.

        REPAYMENT OF FINOVA LOAN. The most significant liability of the Company is the Company's obligation to repay its $4,500,000 secured loan from FINOVA Mezzanine Capital, Inc., which originally was scheduled to mature on June 22, 2001. As discussed above under the caption "General Discussion of Liquidity and Capital Resources," on March 28, 2001, FINOVA notified the Company that FINOVA has elected to accelerate the maturity of, and declare immediately due and payable in full, all amounts of principal and interest owing by the Company to FINOVA under its $4,500,000 note as a result of the Company's non-payment of approximately $136,000 in interest due on March 1, 2001. On May 21, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The filing was necessitated by the threat of a foreclosure sale scheduled later that day by FINOVA. FINOVA is prevented by the automatic stay under the Bankruptcy Code from exercising its remedies, including foreclosure on the Company's assets.

        The Company and FINOVA are in ongoing discussions regarding the settlement of the debt, and FINOVA has indicated to the Company that it would be willing to move forward and work with the Company to seek bankruptcy court approval of a transaction pursuant to which the Company would pay $1.3 million in satisfaction in full of its obligations to FINOVA. Any transaction with FINOVA is conditioned on FINOVA's agreement on all the terms and conditions of the transaction and the execution of documents satisfactory to both parties. The Company is in the process of seeking new financing to be used to satisfy its obligations to FINOVA. The Company does not currently have the resources to repay the FINOVA indebtedness unless new financing is obtained. There are no assurances that the Company will be able to obtain such financing.

        The ability of the Company to refinance the FINOVA loan will be affected by, among other factors, the ability of the Company to demonstrate to potential lenders that it can continue to sustain profitability. The Company has a history of operating losses and accumulated deficit. The Company had a net loss of approximately $437,132 for the quarter ended March 31, 2001, net income of $73,435 for the year ended December 31, 2000, and net losses of approximately $6.1 million and $5.7 million for the fiscal years ended December 31, 1999 and 1998, respectively. See discussion below under the caption entitled, "Certain Trends and Uncertainties -- The Company may not be able to implement the changes necessary to sustain profitability in future periods." There can be no assurance that the Company will be able to sustain profitability in future periods.

        The ability of the Company to continue generating a profit is paramount to resolving its working capital issues and to refinance the FINOVA loan and emerge from its Chapter 11 bankruptcy. The Company's ability to sustain profitability in future periods will depend upon a number of factors, including the ability of the Company to introduce new products, increase sales, and maintain a level of production which is responsive to seasonal demands. Management believes that several steps can be taken to sustain profitability. These include implementation of better internal controls, reduction of expenses, improvements in purchasing, cash management, and inventory control. In addition, the Company plans to increase consumer awareness of its products through effective advertising and improved customer relations by increasing its dealer network. However, there can be no assurance that the Company will be able to successfully implement any of the changes described above, or that the Company will in fact sustain profitability in future periods.

        Any equity financing which the Company may obtain in the future may be dilutive to shareholders, and any new debt financing may impose substantial restrictions on the ability of the Company to operate and raise additional funds.

        OBTAINING DEALER FLOOR PLAN FINANCING The Company's ability to successfully emerge from its Chapter 11 bankruptcy will also be affected by its ability to negotiate an arrangement with Transamerica or another lender to provide floor plan financing to the Company's dealers. Until recently, approximately 55% of the Company's dealers were utilizing floor plan financing from Transamerica to acquire motorcycles manufactured by the Company. The dealers are the obligors under these floor plan agreements and are responsible for all principal and interest payments. Pursuant to these arrangements, the Company is subject to a standard repurchase agreement which requires it to buy back its motorcycles at the wholesale price if the dealer defaults and the motorcycles are repossessed by Transamerica. However, in May 2001, the Company received notice from Transamerica that, due to the Company's filing under Chapter 11, Transamerica would no longer provide floor plan financing to the Company's dealers. The Company is in ongoing negotiations with Transamerica to reinstate the dealers' flooring line. If these negotiations are not successful, the Company will seek to arrange floor plan financing for its dealers from another lender. There are no assurances that these efforts will be successful. The Company's future revenues may be materially adversely affected if the Company cannot successfully implement floor plan financing for its dealers.

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

        SEASONALITY Generally, the Company is subject to seasonal fluctuations, as dealer demand for motorcycles tends to increase in the second and third quarters as motorcycle sales are greatest in the spring and summer months. Consequently, the Company historically has experienced the highest revenues during the second and third quarters. As discussed above, it is possible that the Company's revenues for future periods may be materially adversely affected if the Company cannot successfully implement floor plan financing for its dealers.

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

        THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT THE CHANGES NECESSARY FOR THE COMPANY TO REMAIN A GOING CONCERN. As of March 31, 2001 the Company's current liabilities exceeded its current assets by approximately $2,000,000. Due to, among other reasons, the Company's working capital deficiency, as well as the decision of the Company's lender, FINOVA Mezzanine Capital, to accelerate payment of all principal and interest owing on its $4,500,000 promissory note, Singer Lewak Greenbaum & Goldstein LLP, the Company's auditors, have included an explanatory paragraph in their report to the Company's consolidated financial statements for the year ended December 31, 2000 that expresses substantial doubt as to the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to successfully implement the changes necessary for the Company to remain a going concern. See also paragraphs below entitled, "The Company may not be able to successfully emerge from its Chapter 11 bankruptcy", "The Company may not be able to arrange for dealer floor plan financing, which may result in lower revenues to the Company in future periods," and "The Company may not be able to implement the changes necessary to sustain profitability in future periods."

        THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY EMERGE FROM ITS CHAPTER 11 BANKRUPTCY. The most significant liability of the Company is the Company's obligation to repay its $4,500,000 secured loan from FINOVA Mezzanine Capital, Inc., which originally was scheduled to mature on June 22, 2001. As discussed above under the caption "General Discussion of Liquidity and Capital Resources," on March 28, 2001, FINOVA notified the Company that FINOVA has elected to accelerate the maturity of, and declare immediately due and payable in full, all amounts of principal and interest owing by the Company to FINOVA under its $4,500,000 note as a result of the Company's non-payment of approximately $136,000 in interest due on March 1, 2001. On May 21, 2001, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The filing was necessitated by the threat of a foreclosure sale scheduled later that day by FINOVA. FINOVA is prevented by the automatic stay under the Bankruptcy Code from exercising its remedies, including foreclosure on the Company's assets. The Company and FINOVA are in ongoing discussions regarding the settlement of the debt, as described above under the caption entitled "General Discussion of Liquidity and Capital Resources." The Company is in the process of seeking new financing to be used to satisfy its obligations to FINOVA. The Company does not currently have the resources to repay the FINOVA indebtedness unless new financing is obtained. There are no assurances that the Company will be able to obtain such financing. See discussion above under the caption entitled "Outlook and Ability of Company to Continue as a Going Concern --- Repayment of FINOVA Loan." The Company may not be able to successfully emerge from its Chapter 11 bankruptcy if it cannot obtain financing to repay FINOVA.

        THE COMPANY MAY NOT BE ABLE TO ARRANGE FOR DEALER FLOOR PLAN FINANCING, WHICH MAY RESULT IN LOWER REVENUES TO THE COMPANY IN FUTURE PERIODS. The Company's ability to successfully emerge from it Chapter 11 bankruptcy will also be affected by its ability to negotiate an arrangement with Transamerica or another lender to provide floor plan financing to the Company's dealers. Until recently, approximately 55% of the Company's dealers were receiving floor plan financing from Transamerica to acquire motorcycles manufactured by the Company. The dealers are the obligors under these floor plan agreements and are responsible for all principal and interest payments. Pursuant to these arrangements, the Company is subject to a standard repurchase agreement which requires it to buy back its motorcycles at the wholesale price if the dealer defaults and the motorcycles are repossessed by Transamerica. However, in May 2001, the Company received notice from Transamerica that, due to the Company's filing under Chapter 11, Transamerica would no longer provide floor plan financing to the Company's dealers. The Company is in ongoing negotiations with Transamerica to reinstate the dealers' flooring line. If these negotiations are not successful, the Company will seek to arrange floor plan financing for its dealers from another lender. There are no assurances that these efforts will be successful. The Company's future revenues may be materially adversely affected if the Company cannot successfully implement floor plan financing for its dealers.

        THE COMPANY MAY NOT BE ABLE TO IMPLEMENT THE CHANGES NECESSARY TO SUSTAIN PROFITABILITY IN FUTURE PERIODS. The Company has a history of operating losses and accumulated deficits. The Company had a net loss of approximately $437,132 for the fiscal quarter ended March 31, 2001, net income of approximately $73,000 for the fiscal year ended December 31, 2000, and net losses of approximately $6.1 million and $5.7 million for the fiscal years ended December 31, 1999 and 1998, respectively. As of December 31, 2000, the Company's accumulated deficit was approximately $23,798,000. The Company's ability to sustain profitability in future periods will depend upon a number of factors, including the ability of the Company to add reliable vendors to its list of suppliers, introduce new products, increase sales, and maintain a level of production which is responsive to seasonal demands. Management believes that several steps can be taken to sustain profitability. These include implementation of better internal controls, reduction of expenses, improvements in purchasing, cash management, inventory control, and the evaluation of suppliers' abilities to meet the Company's demand for parts. See also the risk factor below entitled, "The Company relies heavily on third party parts suppliers and any significant adverse variation in quantity, quality or cost would negatively affect our operations." In addition, the Company plans to increase consumer awareness of its products through effective advertising and improved customer relations by increasing its dealer network. However, there can be no assurance that the Company will be able to successfully implement any of the changes described above, or that the Company will in fact sustain profitability in future periods.

        THE COMPANY RELIES HEAVILY ON THIRD PARTY PARTS SUPPLIERS AND ANY SIGNIFICANT ADVERSE VARIATION IN QUANTITY, QUALITY OR COST WOULD NEGATIVELY AFFECT THE COMPANY'S OPERATIONS. The Company operates primarily as an assembler and relies heavily on a number of major component manufacturers to supply it with almost all of its parts. Any significant adverse variation in quantity, quality or cost would adversely affect the Company's volume and cost of production until it could identify alternative sources of supply. For example, during the fourth quarter of 2000 and the first quarter of 2001, one of the Company's suppliers of frames failed to timely deliver product as promised. Consequently, the Company was unable to meet its production schedule, resulting in a loss of revenue in the approximate amount of $1,500,000 for the fourth quarter of 2000 and in the approximate amount of $1,150,000 for the first quarter of 2001.

        THE COMPANY'S COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET EFFECTIVE OCTOBER 18, 2000, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY'S SHAREHOLDERS TO BUY, SELL AND OBTAIN PRICING INFORMATION ABOUT THE COMPANY'S COMMON STOCK. Effective October 18, 2000, the Company's Common Stock was delisted from The NASDAQ SmallCap Market due to the failure of the Company to evidence a closing bid price of at least $1.00 per share since April 2000, as well as the failure of the Company to comply with at least one of the following requirements for continued listing: maintaining net tangible assets of at least $2,000,000, maintaining market capitalization of at least $35,000,000 or demonstrating net income of at least $500,000 in the latest fiscal year. The Company's Common Stock previously had been listed on The Nasdaq SmallCap Market since June 1998 under the symbol "BIKR." The Company's Common Stock is currently trading on the OTC Bulletin Board under the symbol "UMCCE." Under the rules of the OTC Bulletin Board, the Company must continue to file its quarterly and annual reports under the Securities and Exchange Act of 1934 in a timely fashion in order to remain eligible for trading by market makers in that forum.

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

        THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR INCREASE ITS CURRENT LEVEL OF SALES IF IT DOES NOT CONTINUE TO EXPAND ITS DEALER NETWORK. Motorcycles manufactured by the Company are sold through approximately 90 independent Ultra motorcycle dealer locations as of the date of the filing of this report. The Company may not be able to maintain or increase its current level of sales if it does not continue to expand its dealer network, and there is no assurance that the Company will be able to do so.

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

        THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK UNDERLYING OPTIONS AND WARRANTS MAY CAUSE SIGNIFICANT DILUTION OF EXISTING SHAREHOLDERS' INTERESTS. As of December 31, 2000, 1,490,583 warrants and 1,078,041 options were outstanding, of which 1,051,891 were fully vested. Under the terms of the agreement governing its $4.5 million term loan from FINOVA Mezzanine Capital, the Company is obligated to issue to FINOVA on each anniversary of the closing date of the term loan, until such loan is paid in full, a warrant to purchase 200,000 additional shares of common stock at an exercise price equal to the greater of (1) $4.00, or (2) 80% of the average closing bid price of the common stock for the 20 days preceding such anniversary date. Since June 1998, the date of the FINOVA loan, the Company became obligated to issue a warrant to purchase 600,000 additional shares of Common Stock pursuant to the foregoing provision. The issuance of 200,000 warrants to FINOVA in each of June 1999, June 2000 and June 2001, brings the total warrants issued to FINOVA to 1,057,500 as of June 21, 2001. The issuance of additional shares of common stock upon exercise of the warrants and options described in this paragraph could result in significant dilution to existing security holders of the Company.

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

        THE COMPANY'S FAILURE TO COMPLY WITH VARIOUS REGULATORY APPROVALS AND GOVERNMENTAL REGULATIONS COULD NEGATIVELY IMPACT ITS OPERATIONS. The Company's motorcycles must comply with certain governmental approvals and certifications regarding noise, emissions and safety characteristics. The Company's failure to comply with these requirements could prevent it or delay it from selling its products which would have a significant negative impact on the Company's operations. See also the discussion under Part II--Other Information--Item 1, Legal Proceedings, for a discussion of a complaint filed against the Company by the California State Air Resources Board.

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

-       seasonal variations in the sale of our products; and

-       general economic conditions.

        For example, as discussed above under the risk factor entitled, "The Company relies heavily on third party parts suppliers and any significant adverse variation in quantity, quality or cost would negatively affect our operations," during the fourth quarter of 2000, one of the Company's suppliers of frames failed to timely deliver product as promised. Consequently, the Company was unable to meet its production schedule, resulting in a loss of revenue for the fourth quarter of 2000 in the approximate amount of $1,500,000.

        Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this quarterly report on Form 10-QSB under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II -- OTHER INFORMATION

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

        In November 2000, the Company was served with a complaint filed on or about September 7, 2000 in a civil action styled People of the State of California ex rel. State Air Resources Board v. Ultra Acquisition Corporation, Ultra Acquisition Corporation dba Ultra Cycles/Bikers Dream, Bikers Dream of Santa Ana, Bikers Dream of San Diego, Bikers Dream of Sacramento, Herm Rosenman, Hal Collins and Does 1 through 50, inclusive, in the Superior Court of the State of California, County of Orange, Case No. OOCC10745. The complaint alleges violations of California's motor vehicle air pollution control laws in connection with the retail sale of motorcycles allegedly lacking the required certification by the California State Air Resources Board ("ARB"). The action seeks to enjoin any further violations and to recover a civil penalty. On May 1, 2001, Harold ("Hal") Collins, a former officer of the Company, was dismissed, with prejudice, from the lawsuit. Herm Rosenman, another former officer also named in the action, has also been dismissed. As of the date of this filing, the Company and the ARB have reached an agreement in principle on a settlement, subject to the preparation, approval, and execution of a definitive settlement agreement.

        See also the discussion below under Item 3, Defaults Upon Senior Securities.


ITEM 2 -- CHANGES IN SECURITIES

        Not applicable.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

        On March 28, 2001, FINOVA Mezzanine Capital, Inc. notified the Company that FINOVA has elected to accelerate the maturity of, and declare immediately due and payable in full, all amounts of principal and interest owing by the Company to FINOVA as a result of the Company's non-payment of approximately $136,000 in interest due on March 1, 2001 on a promissory note in the principal amount of $4,500,000. The note is secured by a security interest in substantially all of the assets of the Company. On May 21, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The filing was necessitated by the treat of a foreclosure sale scheduled later that day by FINOVA. The Company and Finova are continuing discussions regarding settlement of the debt. The total arrearage owing to FINOVA as of May 31, 2001 is $4,758,248, comprised of $4,500,000 in principal and $258,248 in interest. Under the terms of a cash collateral agreement entered into between the Company and FINOVA in connection with the bankruptcy filing, the Company is obligated to make interest payments of $10,500 on a weekly basis in payment of interest accruing after May 31, 2001.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5 -- OTHER INFORMATION

        The employment of Harold ("Hal") Collins, former President and CEO of the Company, was terminated, effective June 12, 2001. It is the Company's position that the termination was for cause, and that the Company is not obligated to make any severance payments to Mr. Collins under the terms of his written employment agreement with the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

        2.1 Agreement and Plan of Reorganization dated August 4, 1994 among HDL Communications (now known as Ultra Motorcycle Company), Biker Dream, Inc. and the stockholders of the company now known as Ultra Motorcycle Company., as amended by agreements dated November 11, 1994, February 3, 1995 and February 20, 1995.(1)

        2.2 Asset Purchase Agreement dated January 30, 1997 among the Company, Ultra Acquisition Corporation and Mull Acres Investments, Inc.(2)

        2.3 Asset Purchase Agreement dated January 18, 2000 between the Company and V-Twin Holdings, Inc.(3)

        3.1 Articles of Incorporation, as amended, of the Company (formerly known as HDL Communications)(1)

        3.1.1 Certificate of Amendment of Articles of Incorporation dated June 21, 1996(4)

        3.1.2 Certificate of Correction of Certificate of Amendment of Articles of Incorporation dated July 25, 1997(5)

        3.1.3 Certificate of Ownership of HDL Communications (now known as Ultra Motorcycle Company)(1)

        3.1.5 Certificate of Amendment of Articles of Incorporation dated January 15, 2001(10)

        3.1.4 Certificate of Determination of Series B Convertible Preferred Stock(5)

        3.1.6 Certificate of Determination of Series C Convertible Preferred Stock(6)

        3.1.7 Certificate of Determination of Series D Convertible Preferred Stock(7)

        3.2     Bylaws, as amended, of the Company(1)

        4.1     Form of Certificate of Common Stock of the Company(8)

        4.2 Articles of Incorporation of the Company, as amended (included as Exhibits 3.1, 3.1.1, 3.1.2, 3.1.4, 3.1.5 and 3.1.6)

        4.3     By-laws, as amended, of the Company (included as Exhibit 3.2).

        4.4 Loan Agreement dated June 22, 1998 between FINOVA Mezzanine Capital Inc. (formerly known as Sirrom Capital Corporation d/b/a/ Tandem Capital) and the Company and Ultra Acquisition Corporation, a Nevada corporation, as Borrowers(8).

        4.5 First Amendment to Loan Agreement and Loan Documents dated as of January 31, 2000 between FINOVA Mezzanine Capital Inc. and the Company and Ultra Motorcycle Company (f/k/a Ultra Acquisition Corporation), a Nevada corporation, as Borrowers(9).

        15      Letter of Singer Lewak Greenbaum & Goldstein LLP regarding awareness of use of report.

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

        (10) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000 filed with the Commission on April 17, 2001

b. REPORTS ON FORM 8-K.

        (1) Report on Form 8-K dated January 17, 2001 filed with the Commission on February 2, 2001 regarding change of Company's name from "Bikers Dream, Inc." to "Ultra Motorcycle Company."

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ULTRA MOTORCYCLE COMPANY

Dated:  June 20, 2001                 By: /s/     Steven Saslow
                                          --------------------------------------
                                          Steve Saslow, Chief Executive Officer
                                          (Principal Executive Officer)

                                      By: /s/     Anne Todd
                                          --------------------------------------
                                          Anne Todd (Principal Financial and
                                          Accounting Officer)